Form 10-Q
period 1995-09-30
GUARANTEED HOTEL INVESTORS 1985 LP; FFCA INVESTOR SERVICES CORP 85-A
filed 1995-11-14
CIK 773933, 778969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               -------------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                             Commission file number
                                    0-15771

                     GUARANTEED HOTEL INVESTORS 1985, L.P.
                                      and
                    FFCA INVESTOR SERVICES CORPORATION 85-A
--------------------------------------------------------------------------------
              (Exact name of Co-Registrants as Specified in their
                           Organizational Documents)


            Delaware                                         86-0537905
--------------------------------------------------------------------------------
(Partnership State of Organization)                (Partnership I.R.S. Employer
                                                      Identification Number)

            Delaware                                         86-0537910
--------------------------------------------------------------------------------
(Corporation State of Incorporation)               (Corporation I.R.S. Employer
                                                      Identification Number)

The Perimeter Center 17207 North Perimeter Drive Scottsdale, Arizona     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code       (602) 585-4500
                                                     ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes   X    No
                                      ----      ----

PART 1 - FINANCIAL INFORMATION
      Item 1. Financial Statements.
      ----------------------------

                     GUARANTEED HOTEL INVESTORS 1985, L.P.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (Unaudited)

                                              September 30,        December 31,
                                                  1995                1994
                                            ---------------     ----------------

                        ASSETS
                        ------
CURRENT ASSETS:
    Cash and cash equivalents               $     5,978,008     $     5,652,192
    Accounts receivable, trade                      766,925             745,923
    Other receivables (Note 1)                      860,756                --
    Prepaids and other                              399,993             760,672
                                            ---------------     ---------------

          Total current assets                    8,005,682           7,158,787
                                            ---------------     ---------------

PROPERTY AND EQUIPMENT:
    Land and improvements                         5,396,153           5,396,153
    Buildings and improvements                   41,156,584          40,870,254
    Furniture and equipment                       8,127,884           7,684,026
                                            ---------------     ---------------
                                                 54,680,621          53,950,433
    Less - Accumulated depreciation
      and amortization                           (8,380,345)         (6,750,120)
                                            ---------------     ---------------

                                                 46,300,276          47,200,313
    Operating stock                                 333,580             349,857
                                            ---------------     ---------------

         Total assets                       $    54,639,538     $    54,708,957
                                            ===============     ===============

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
    Distribution payable to limited
     partners                               $     1,002,104     $     1,002,104
    Payable to general partner                       10,101              10,101
    Disputed liabilities (Note 1)                      --             1,112,714
    Accounts payable and accrued
      liabilities                                 1,293,634           1,232,650
    Property taxes payable                        1,066,500             661,148
    Current portion of capital
      lease obligations                             140,324             184,888
                                            ---------------     ---------------

         Total current liabilities                3,512,663           4,203,605

CAPITAL LEASE OBLIGATIONS, less
 current portion                                     20,148             111,689
                                            ---------------     ---------------

         Total liabilities                        3,532,811           4,315,294
                                            ---------------     ---------------
CONTINGENCIES (Note 1)

PARTNERS' CAPITAL (DEFICIT):
    General partner                                (323,889)           (331,020)
    Limited partners                             51,430,616          50,724,683
                                            ---------------     ---------------

         Total partners' capital                 51,106,727          50,393,663
                                            ---------------     ---------------
         Total liabilities and
          partners' capital                 $    54,639,538     $    54,708,957
                                            ===============     ===============



                     GUARANTEED HOTEL INVESTORS 1985, L.P.

                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)



                                      Three Months     Three Months      Nine Months     Nine Months
                                          Ended            Ended            Ended           Ended
                                         9/30/95          9/30/94          9/30/95         9/30/94
                                     -------------    -------------    -------------   -------------

REVENUE:
    Room revenue                     $   4,171,739    $   3,388,871    $  13,857,553   $  13,084,438
    Food and beverage revenue              466,419          839,785        2,149,271       1,805,592
    Other revenue (Note 1)               1,186,930          372,313        2,147,607       1,311,177
                                     -------------    -------------    -------------   -------------
          Total revenue                  5,825,088        4,600,969       18,154,431      16,201,207
                                     -------------    -------------    -------------   -------------

EXPENSES (Note 1):
    Property operating costs and
       expenses                          1,641,869        1,908,679        5,473,020       3,988,008
    General and administrative             663,244          773,469        2,337,459       4,565,448
    Advertising and promotion              513,995          372,337        1,648,739         597,876
    Utilities                              298,084          332,636          885,526         926,654
    Repairs and maintenance                268,573          284,538          812,917         603,918
    Property taxes and insurance           409,644          435,661        1,261,815       1,357,647
    Interest expense and other              28,659           28,400           87,856          66,935
    Depreciation and amortization          608,440          609,879        1,841,023       1,874,228
    Loss on sale or disposition of
       property                             59,742            3,146           62,709           9,653
                                     -------------    -------------    -------------   -------------
          Total expenses                 4,492,250        4,748,745       14,411,064      13,990,367
                                     -------------    -------------    -------------   -------------

NET INCOME (LOSS)                    $   1,332,838    $    (147,776)   $   3,743,367   $   2,210,840
                                     =============    =============    =============   =============


NET INCOME (LOSS) ALLOCATED TO:
    General partner                  $      13,328    $      (1,478)   $      37,434   $      22,108
    Limited partners                     1,319,510         (146,298)       3,705,933       2,188,732
                                     -------------    -------------    -------------   -------------

                                     $   1,332,838    $    (147,776)   $   3,743,367   $   2,210,840
                                     =============    =============    =============   =============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT (based on
    200,000 units outstanding)       $        6.60    $        (.73)   $       18.53   $       10.94
                                     =============    =============    =============   =============



                     GUARANTEED HOTEL INVESTORS 1985, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)




                                                           Limited Partners
                                      General         --------------------------
                                      Partner           Number                          Total
                                      Amount           of Units        Amount           Amount
                                  -------------       ----------   -------------    -------------


BALANCE, December 31, 1994         $   (331,020)         200,000   $  50,724,683    $  50,393,663

      Net income                         37,434               --       3,705,933        3,743,367

      Distributions to partners         (30,303)              --      (3,000,000)      (3,030,303)
                                  -------------      -----------   -------------    -------------

BALANCE, September 30, l995        $   (323,889)         200,000    $ 51,430,616     $ 51,106,727
                                   ============      ===========    ============     ============


                     GUARANTEED HOTEL INVESTORS 1985, L.P.

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)




                                                         1995           1994
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 3,743,367    $ 2,210,840
  Adjustments to net income:
    Depreciation and amortization                      1,841,023      1,874,228
    Loss on sale or disposition of property               62,709          9,653
    Change in assets and liabilities:
     Increase in accounts receivable, trade              (21,002)      (296,071)
     Increase in other receivables                      (860,756)          --
     Decrease in prepaids and other                      360,679        476,092
     Increase (decrease) in disputed liabilities      (1,112,714)       208,468
     Increase in accounts payable and
       accrued liabilities                                60,984         59,913
     Increase in property taxes payable                  405,352        432,344
                                                     -----------    -----------

       Net cash provided by operating activities       4,479,642      4,975,467
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions and improvements                 (1,020,288)    (1,042,412)
  Proceeds from sale of property                          16,593          4,450
  Decrease (increase) in operating stock                  16,277        (80,312)
                                                     -----------    -----------

        Net cash used in investing activities           (987,418)    (1,118,274)
                                                     -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
  Distributions to partners                           (3,030,303)    (3,030,303)
  Payments on capital lease obligations                 (136,105)      (117,605)
                                                     -----------    -----------

        Net cash used in financing activities         (3,166,408)    (3,147,908)
                                                     -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                325,816        709,285

CASH AND CASH EQUIVALENTS, beginning of period         5,652,192      5,967,056
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 5,978,008    $ 6,676,341
                                                     ===========    ===========

                     GUARANTEED HOTEL INVESTORS 1985, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)


1) CONTINGENCIES:
   -------------

        Disputed  Liabilities  -  In  connection  with  the  Texas  State  court
        ---------------------
    litigation settlement, the Partnership agreed to pay Crown Sterling Management (CSM) for management services through May 19, 1994 and to reimburse or be reimbursed by CSM for certain expenses subject to verification and reconciliation by an outside independent accounting firm. The independent accounting firm's report, in summary, concluded that no amount was owed by the Partnership to CSM. CSM disputed these findings and filed a motion to set aside the accounting firm's report. On June 10, 1995, the District Court disallowed a major portion of the accounting firm's report and ordered that the Partnership pay CSM $772,043, which the
    Partnership had previously recorded as a liability. After depositing approximately $850,000 into an escrow account with the Texas State court to cover the liability to CSM, including other costs, the Partnership was granted its motion for a new trial on September 8, 1995. The Partnership began negotiations with CSM related to property taxes on the hotels that the Partnership paid in 1991 which otherwise should have been paid by Woolley and Sweeney. The 1992 settlement documents between the Partnership and Woolley and Sweeney state that, under certain circumstances, Woolley and Sweeney would be obligated to reimburse the Partnership for the property taxes in 1996. CSM has agreed to exchange their tax obligation to the Partnership for the pending payment of the $772,043 to CSM. Accordingly, the Partnership reduced its liability by $772,043 which reduction is reflected as other revenue in the accompanying statement of income. Amounts recoverable from the Texas State court escrow account related to settlement of this dispute are included in other receivables in the accompanying balance sheet. This concludes all outstanding items of dispute with CSM.

        Contract  Termination  Fee -  During  1994,  Doubletree  Partners  , the
        --------------------------
    hotels' management company, spent $1,425,000 for purposes of management assumption, brand conversion, and renovation of the three hotels owned by the Partnership in connection with the management agreements between Doubletree Partners and the Partnership. The management agreements provide that if the Partnership sells the hotels during years 1 through 5 of the agreements and Doubletree Partners is not retained by the new owners as manager of the hotels, all of the $1,425,000 is to be reimbursed to Doubletree Partners as a sale termination fee, and if the sale occurs in years 6 through 10, fifty percent of the amount is to be reimbursed. In connection with the proposed sale of the hotels referred to below, the potential purchaser has agreed to assume this contingent liability.

        Proposed Sale of the Hotels - The  general  partner  of the  Partnership
        ---------------------------
    believes that the conditions in the hotel industry have substantially improved over the past several years and that a sale of the hotels owned by the Partnership is now appropriate. The partnership agreement provides that the sale of substantially all the assets of the Partnership be approved by a majority of the Partnership's investors, and that such a sale would result in the liquidation of the Partnership and the distribution of assets to the investors.

    On behalf of the Partnership, the general partner engaged an investment banking firm, with substantial experience in executing transactions for the hotel industry, to provide services to the Partnership in connection with a possible sale of the hotels. The investment banking firm identified potential purchasers for the hotels.

    After a review of bids from potential purchasers, the Partnership entered into an agreement on October 27, 1995 to sell, subject to the consent of the Partnership's investors and the satisfactory completion of due diligence by the potential purchaser, fee simple title to the three hotels, for a cash payment of $73,250,000. The potential purchaser is not affiliated with the general partner or the Partnership.

    The general partner of the Partnership anticipates filing a preliminary proxy statement in the near future with the Securities and Exchange
    Commission and, subsequently, sending each investor in the Partnership a definitive proxy statement and consent card which will contain the details of the proposed transaction, including an estimate of the amount and timing of cash distributions.

PART I  -  FINANCIAL INFORMATION
--------------------------------

Item 2.    Management's Discussion and Analysis of
------     Financial Condition and Results of Operations
           ---------------------------------------------

           Liquidity and Capital Resources

    As of September 30, 1995, Guaranteed Hotel Investors 1985, L.P. (the Partnership) had received $100,000,000 in gross proceeds from its offering of assigned limited partnership interests (Units). Net funds available for investment, after payment of sales commissions and organization costs, amounted to $89,000,000. The offering of Units is the Partnership's sole source of capital, and since the final closing of limited partnership units was held on May 9, 1986, the Partnership will not receive additional funds from the offering. As of November 1986, the Partnership was fully invested.

    As of September 30, 1995, the Partnership's balance sheet reflected $4,493,019 of working capital, which represents an increase of $1,537,837 from the December 31, 1994 working capital amount of $2,955,182. During the nine months ended September 30, 1995, the Partnership generated cash from operating activities of $4,479,642 as compared to $4,975,467 generated in the same period in 1994. The difference between periods is due primarily to an increase in other receivables during the nine months ended September 30, 1995, which represents funds in escrow with a Texas State court related to the settlement with Woolley and Sweeney discussed below under "Litigation". These funds are expected to be returned to the Partnership in the fourth quarter of 1995. Cash used for investing activities during the nine months ended September 30, 1995 was $987,418 which principally consisted of hotel renovations of $1,020,288 as compared to $1,042,412 in capital expenditures during the comparable period in 1994. Ongoing capital improvements related to hotel renovations of approximately $150,000 are scheduled to continue through December 1995. Management believes that its existing cash and short-term investments will be sufficient to fund the Partnership's operations and capital outlays. The Partnership declared a cash distribution to the limited partners of $1,000,000 for the quarter ended September 30, 1995, which, combined with the first and second quarterly distributions of $2,000,000 amounts to $3,000,000 year to date. Funds held by the Partnership during the period were invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

    During 1994, Doubletree Partners, the hotels' management company, spent $1,425,000 for purposes of management assumption, brand conversion, and renovation of the three hotels owned by the Partnership in connection with the management agreements between Doubletree Partners and the Partnership. The management agreements provide that if the Partnership sells the hotels during years 1 through 5 of the agreements and Doubletree Partners is not retained by the new owners as manager of the hotels, all of the $1,425,000 is to be reimbursed to Doubletree Partners as a sale termination fee, and if the sale occurs in years 6 through 10, fifty percent of the amount is to be reimbursed. In connection with the proposed sale of the hotels referred to below, the potential purchaser has agreed to assume this contingent liability.

    The general partner of the Partnership believes that the conditions in the hotel industry have substantially improved over the past several years and that a sale of the hotels owned by the Partnership is now appropriate. The partnership agreement provides that the sale of substantially all the assets of the Partnership be approved by a majority of the Partnership's investors, and that such a sale would result in the liquidation of the Partnership and the distribution of assets to the investors.

    On behalf of the Partnership, the general partner engaged an investment banking firm, with substantial experience in executing transactions for the hotel industry, to provide services to the Partnership in connection with a possible sale of the hotels. The investment banking firm identified potential purchasers for the hotels.

    After a review of bids from potential purchasers, the Partnership entered into an agreement on October 27, 1995 to sell, subject to the consent of the Partnership's investors and the satisfactory completion of due diligence by the potential purchaser, fee simple title to the three hotels, for a cash payment of $73,250,000. The potential purchaser is not affiliated with the general partner or the Partnership.

    The general partner of the Partnership anticipates filing a preliminary proxy statement in the near future with the Securities and Exchange
    Commission and, subsequently, sending each investor in the Partnership a definitive proxy statement and consent card which will contain the details of the proposed transaction, including an estimate of the amount and timing of cash distributions.

         Results of  Operations

    Room revenue increased by $782,868 or 23% to $4,171,739 for the quarter as compared to $3,388,871 for the same quarter of the prior year. This increase is primarily attributable to the Irving, TX hotel ($523,567) due to an increase in the percentage of occupancy at the hotel from 61.93% to 82.63%. To a lesser extent, increases in room revenue were generated by the Ft. Lauderdale, FL hotel ($192,097) and the Tampa, FL hotel ($67,204) which are beginning to regain some of the market share that was lost as a result of the litigation discussed below. For the Florida hotels, gains in percentage of occupancy of the hotels were offset by decreases in the average daily room rate.

    Food and beverage revenue decreased by $373,366 or 44% for the quarter as compared to the same quarter of the prior year. The decrease primarily related to leasing the Irving food and beverage facilities to a third party in 1995 rather than operating the facilities directly, as was done in 1994, causing a reduction in food and beverage expenses.

    Other revenues of $1,186,930 for the quarter increased by $814,617 over the same quarter of the prior year due to the reversal, during the quarter, of the disputed liabilities as discussed below under "Litigation".

    Although room revenue increased during the quarter ended September 30, 1995, property operating costs and expenses decreased to $1,641,869 for the quarter from $1,908,679 for the comparable quarter of the prior year. This decrease is primarily attributable to cost savings realized from being associated with a fully integrated hotel chain such as Doubletree. General and administrative expenses also decreased to $663,244 for the quarter from $773,469 for the same quarter in 1994. This decrease primarily resulted from a reduction of approximately $73,000 in legal expense as the litigation with Crown Sterling Management was substantially over as of June 30, 1995 (see "Litigation" below).

    Advertising and promotion increased by $141,658 to $513,995 for the quarter as compared to $372,337 for the same quarter of the prior year. Doubletree Hotels instituted a national marketing plan in 1995 and, accordingly, the hotels pay a percentage of room revenue for this new marketing program. Additionally, to cultivate the market share that was lost as a result of the litigation, extra marketing personnel were hired and additional advertising expense was incurred.

    According to industry statistics that the Partnership believes to be reliable, the average daily room rate (ADR) is projected to increase in 1995 at a rate in excess of inflation, while at the same time occupancy is projected to reach approximately 63%. These statistics are true for the industry as a whole although certain markets may be stronger or weaker.

    Certain key statistics and financial information related to the Partnership's hotel operations were obtained from the unaudited financial statements as reported by Doubletree Partners for the three months ended September 30, 1995 as compared to the same period of the prior year.


                                  ADR* - Qtr Ended      % of Occupancy - Qtr Ended   REVPAS** - Qtr Ended
                                --------------------    --------------------------   --------------------

                              Sept. 30,     Sept. 30,    Sept. 30,      Sept. 30,    Sept. 30,   Sept. 30,
                                 1995          1994         1995           1994         1995        1994
                                 ----          ----         ----           ----         ----        ----

        Fort Lauderdale         $67.94        $73.26       62.33%         47.17%        $42.33     $34.13
        Tampa                   $78.29        $79.75       58.80%         52.83%        $45.09     $42.24
        Irving                  $89.81        $89.82       82.63%         61.93%        $74.19     $55.64

    * Average Daily Room Rate
    ** Revenue Per Available Suite


    The hotel business, in general, fluctuates seasonally depending on the individual hotel's location and type of target market each property serves. The Partnership's hotel located in Irving, Texas is situated near an airport, primarily serves the business traveler market and its business is fairly consistent throughout the year. The Ft. Lauderdale hotel is impacted by the tourist market, while also focusing on the corporate market, and its busiest season is January through April due to the Florida climate. The hotel located in Tampa, Florida is also impacted cyclically by the Florida climate, however, it is located near the Tampa International Airport and therefore its cycles are less predominant.

         Litigation

    In connection with the Texas State court litigation settlement, the Partnership agreed to pay Crown Sterling Management (CSM) for management services through May 19, 1994 and to reimburse or be reimbursed by CSM for certain expenses subject to verification and reconciliation by an outside independent accounting firm. The independent accounting firm's report, in summary, concluded that no amount was owed by the Partnership to CSM. CSM disputed these findings and filed a motion to set aside the accounting firm's report. On June 10, 1995, the District Court disallowed a major portion of the accounting firm's report and ordered that the Partnership pay CSM $772,043, which the Partnership had previously recorded as a liability. After depositing approximately $850,000 into an escrow account with the Texas State Court to cover the liability to CSM, including other costs, the Partnership was granted its motion for a new trial on September 8, 1995. The Partnership began negotiations with CSM related to property taxes on the hotels that the Partnership paid in 1991 which otherwise should have been paid by Woolley and Sweeney. The 1992 settlement documents between the Partnership and Woolley and Sweeney state that, under certain circumstances, Woolley and Sweeney would be obligated to reimburse the Partnership for the property taxes in 1996. CSM has agreed to exchange their tax obligation to the Partnership for the pending payment of the $772,043 to CSM. Accordingly, the Partnership reduced its liability by $772,043 which reduction is reflected as other revenue in the accompanying Statement of Income. Amounts recoverable from the Texas State Court escrow account related to settlement of this dispute are included in other receivables in the accompanying balance sheet. This concludes all outstanding items of dispute with CSM.

    In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature, except for disputed items related to the CSM lawsuit which have been reclassified on the Statement of Income for the nine months ended September 30, 1994.

                    FFCA INVESTOR SERVICES CORPORATION 85-A
                    ---------------------------------------

                       BALANCE SHEET - SEPTEMBER 30, 1995
                       ----------------------------------




                                     ASSETS


Cash                                                                       $100
Investment in Guaranteed Hotel Investors 1985, L.P.,
   at cost                                                                  100
                                                                           ----

               Total Assets                                                $200
                                                                           ====

                                   LIABILITY

Payable to Parent                                                          $100
                                                                           ----

                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
  issued and outstanding                                                    100
                                                                           ----
              Liability and Stockholder's Equity                           $200
                                                                           ====



Note: FFCA Investor Services Corporation 85-A (a Delaware corporation) (85-A) was organized on June 28, 1985 to act as the assignor limited partner in Guaranteed Hotel Investors 1985, L.P. (GHI-85). The assignor limited partner is the owner of record of the limited partnership units of GHI-85. All rights and powers of 85-A have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 85-A has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FFCA INVESTOR SERVICES CORPORATION 85-A



Date:  November 8, 1995       By  /s/ John R. Barravecchia
                                 -------------------------------------------
                                      John Barravecchia, President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GUARANTEED HOTEL INVESTORS 1985, L.P.

                              By  FFCA MANAGEMENT COMPANY, L.P.
                                  General Partner


                              By  PERIMETER CENTER MANAGEMENT COMPANY
                                  Corporate General Partner


Date: November 8, 1995        By  /s/ John R. Barravecchia
                                 -------------------------------------------
                                      John Barravecchia, Chief Financial Officer