Form 10-K405
period 1995-12-31
GUARANTEED HOTEL INVESTORS 1985 LP; FFCA INVESTOR SERVICES CORP 85-A
filed 1996-04-01
CIK 773933, 778969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to


Commission File Number 0-15771

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 85-A
                   (Exact Name of Co-Registrants as Specified
                       in Their Organizational Documents)

      Delaware                                              86-0537905
      --------                                              ----------
(Partnership State of                                Partnership I.R.S. Employer
    Organization)                                         Identification No.)

       Delaware                                             86-0537910
       --------                                             ----------
 (Corporation State of                               Corporation I.R.S. Employer
    Incorporation)                                        Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
- -------------------                                             -----
(Address of Principal Executive Offices)                       Zip Code

Co-Registrants' telephone number, including area code:        (602) 585-4500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

                     Assigned Limited Partnership Interests
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the aggregate market value of the voting stock held by non-affiliates of the Co-Registrants: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business.

Organization

         Guaranteed Hotel Investors 1985, L.P. (the "Partnership") was formed on July 22, 1985 under the Delaware Revised Uniform Limited Partnership Act to
acquire three parcels of land located in Irving, Texas; Fort Lauderdale, Florida; and Tampa, Florida on which three hotels are situated. The Partnership leased each of the parcels to the hotel owners (the "Woolley/Sweeney Partnerships") under separate ground leases and made separate participating, first mortgage loans for the permanent financing of the hotel buildings and the hotel furniture, fixtures and equipment. As described below, the hotels provide guest rooms and group meeting room facilities and currently operate as Doubletree Guest Suites. Each hotel property includes a restaurant; one of the hotels operates the restaurant within the hotel, whereas the other two hotels lease the restaurant to a third party operator. The general partner of the Partnership is FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner").

         FFCA Investor Services Corporation 85-A, a Delaware corporation and wholly-owned subsidiary of Perimeter Center Management Company ("PCMC"), was incorporated on June 28, 1985, to serve as the assignor and initial limited partner of the Partnership and as the owner of record of the limited partnership interests in the Partnership. The limited partnership interests are assigned by FFCA Investor Services Corporation 85-A to investors in the Partnership. FFCA Investor Services Corporation 85-A conducts no other business activity. The Partnership and FFCA Investor Services Corporation 85-A are referred to collectively as the "Co-Registrants."


Operations

         During 1991, the Woolley/Sweeney Partnerships failed to comply with the terms of their lease and financing agreements with the Partnership. In order to obtain control of the hotel assets and, among other things, avoid prolonged litigation, the Partnership executed a settlement agreement (the "Settlement Agreement") dated as of April 8, 1992, with the Woolley/Sweeney Partnerships. The Settlement Agreement provided that the Woolley/Sweeney Partnerships convey to the Partnership the hotels and all personal property then owned by the Woolley/Sweeney Partnerships related to the hotels. As a result, the Partnership no longer receives interest and rent payments under the mortgage and lease agreements related to the hotels, but owns the hotels and receives the actual hotel operating income (since April 9, 1992).

         Management agreements were also entered into as of April 8, 1992 between the Partnership and Crown Sterling Management, Inc. ("CSMI"), an affiliate of the Woolley/Sweeney Partnerships. The management agreements provided for management of the hotels for an eighteen-month period at which time the agreements terminated with no provision for extension. The management fee under the agreements was equal to 3% of revenue, as defined, and approximated $445,000 for the period from January 1, 1993 through October 8, 1993.

         The Partnership entered into repurchase agreements with the Woolley/Sweeney Partnerships, dated as of April 8, 1992, for the repurchase of the hotels (the "Repurchase Agreements") which were amended as of May 19, 1994. The amended Repurchase Agreements granted the Partnership an option to require the Woolley/Sweeney Partnerships to repurchase the hotels and the land on which the hotels are located (the "Parcels") from the Partnership on or after October 20, 2001, and on or before April 20, 2002, at a price of $35,635,708 for the Fort Lauderdale, Florida hotel, $35,068,174 for the Tampa, Florida hotel and $41,425,776 for the Irving, Texas hotel, less any repurchase credits based upon payments by the Woolley/Sweeney Partnerships under the Settlement Agreement.

          In the opinion of the General Partner, the Settlement Agreement allowed the Partnership to avoid extended and costly litigation at the time of settlement while granting the Partnership the opportunity to obtain ownership and control of the hotel properties. In addition, by entering into the Settlement Agreement with the Woolley/Sweeney Partnerships, the Partnership avoided the possibility of the Woolley/Sweeney Partnerships filing for relief under Chapter 11 of the federal bankruptcy laws which would likely have resulted in substantial delays in obtaining ownership of the hotels and the risks of deterioration in the physical condition of the hotels.

         In August 1993, CSMI and Messrs. Woolley and Sweeney, among others, commenced litigation in state court in Dallas, Texas against the Partnership and certain of its affiliates, Embassy Suites, Inc., and certain other individuals and entities. In connection with that litigation, CSMI alleged that, notwithstanding the October 8, 1993 expiration dates set forth in the written management agreements, the expiration dates were extended by three and one-half years through an oral agreement allegedly reached between representatives of CSMI and the Partnership. CSMI asserted in its lawsuit that, pursuant to the terms of the written management agreements, as allegedly extended, the Partnership was responsible for the payment to CSMI of its payroll expenses and management fees after October 8, 1993. The Partnership categorically denied the existence of any oral agreements to extend the terms of the management agreements beyond October 8, 1993, and contended that, since the management agreements expired by their terms on such date, no sums were due to CSMI for payroll, management fees or other expenses thereafter.

         The Texas state court litigation was settled by the parties in 1994. In connection with the settlement, the parties agreed that neither CSMI nor any of its affiliates have any interest, legal or equitable, in any of the hotels, and CSMI delivered possession of the hotels to the Partnership on May 19, 1994. All agreements with CSMI have been terminated as of such date, except for the Repurchase Agreements which have been amended (as discussed earlier). The Partnership agreed to pay CSMI for management services through May 19, 1994 and to reimburse or be reimbursed by CSMI for certain expenses subject to verification and reconciliation by an outside independent accounting firm. At that time, the Partnership had accrued disputed items totaling $1.1 million. The independent accounting firm's report, in summary, concluded that no amount was owed by the Partnership to CSMI. CSMI disputed these findings and filed a motion to set aside the accounting firm's report. On June 10, 1995, the District Court disallowed a major portion of the accounting firm's report and ordered that the Partnership pay CSMI $772,043, at which time the Partnership reduced its outstanding liability for disputed items to this amount. After depositing approximately $850,000 into an escrow account with the Texas State court to cover the liability to CSMI, including other costs, the Partnership was granted its motion for a new trial on September 8, 1995. Thereafter, the Partnership began negotiations with CSMI related to property taxes on the hotels that the Partnership paid in 1991 which otherwise should have been paid by Woolley and Sweeney. The 1992 settlement documents between the Partnership and Woolley and Sweeney provided that, under certain circumstances, Woolley and Sweeney would be obligated to reimburse the Partnership for the property taxes in 1996. CSMI has agreed not to require the payment of the $772,043 to CSMI in exchange for the Partnership's agreement not to seek reimbursement of the property taxes. Accordingly, the Partnership reduced its liability by $772,043 which, together with prior reductions, is reflected as other revenue in the statement of income for the year ended December 31, 1995. Amounts recoverable from the Texas State court escrow account related to settlement of this dispute were received by the Partnership in February 1996. This concludes all outstanding items of dispute with CSMI.

         The General Partner determined that it was in the best interest of the Partnership's investors that all three hotels be managed by Doubletree Hotels Corporation (Doubletree) and licensed as "Doubletree Guest Suites." Management of the hotels was transferred to Doubletree Partners, an affiliate of Doubletree, on May 19, 1994 and the hotels currently operate as Doubletree Guest Suites. Management, accounting and data processing fees paid to Doubletree Partners for the year ended December 31, 1995 approximated $940,000 and for the period from May 19, 1994 through December 31, 1994 approximated $750,000.

Proposed Sale of the Hotels

         On March 15, 1996, the Partnership's investors approved the sale, to an unaffiliated third party, of the three hotels owned by the Partnership. The Partnership had entered into an agreement on October 27, 1995 to sell, subject to the consent of the Partnership's investors and the satisfactory completion of due diligence by the potential purchaser, fee simple title to the three hotels, for a cash payment of $73,250,000. The general partner of the Partnership filed a proxy statement with the Securities and Exchange Commission and sent each investor in the Partnership a definitive proxy statement and consent card which contained the details of the proposed transaction, including an estimate of the amount and timing of cash distributions. Upon the sale of the hotels, which represent substantially all of the Partnership's assets, the Partnership will begin the process of liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The investors also approved the payment of a fee in the amount of $982,620 to the General Partner for substantial and unanticipated services rendered to the Partnership from January 1, 1991 to the date of liquidation of the Partnership. The proposed sale and subsequent liquidation of the Partnership are expected to be completed in 1996.


Industry

         The  hotel  industry  is highly  competitive.  The  principal  areas of competition include the location of the hotel facility, the size and configuration of rooms or suites, the daily room rental rate, the quality of the furnishings, services and other amenities provided, public identification of the hotel chain and convenience of reservation confirmation services. The success of the Partnership is dependent upon the Partnership's and Doubletree Partners' ability to implement asset management procedures that will facilitate the professional management and control of the operations of the hotels. The success of the Partnership may also depend on the ability of each hotel to remain competitive in its room and occupancy rates, amenities, location and service, among other factors.

         As a result of improving conditions in the hotel industry, the General Partner, on behalf of the Partnership, engaged a financial advisor in June 1995 to provide services to the Partnership in connection with a possible sale of the hotels. These conditions included increased liquidity for the financing of hotel acquisitions and the lack of substantial new construction of hotels. The market for hotel sales has also recently improved, as reflected by an increasing number of purchases of hotels and recent increases in both average daily room rates and occupancy rates for many hotels throughout the United States.

         In 1995, operating statistics for the United States hotel industry indicated improvement over 1994. According to industry statistics as provided by Smith Travel Research, increasing demand in the hotel industry resulted in an average room occupancy for 1995 of 66%, an increase of 1% over the prior year. The Partnership's hotels' average room occupancy of 72% for 1995 is somewhat above the national average. The average room rate for all hotels in the United States for 1995 was $67, a 5% increase over 1994. The Partnership's hotels' average room rate decreased 2% in 1995 to $84.

         The all-suite segment continues to be one of the top performing segments with 1995 rate increases of 5% over 1994. By comparison, the upscale segment showed rates increasing 4%. Reflecting both the change in occupancy and daily room rate, the revenue per available room/suite ("Revpar") nationally increased 6% in 1995 to $44. The Partnership's hotels' average Revpar in 1995 was $60, compared to the average Revpar of $65 for all-suite properties.

         The Partnership does not segregate revenues or assets by geographic region, and such a presentation is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any material adverse effect upon capital expenditures, earnings or the competitive position of the Partnership. The Partnership is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Partnership does not anticipate being required to expend any funds in the near future for environmental protection in connection with its respective operations.

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

         No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The Partnership does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

         The Partnership and FFCA Investor Services Corporation 85-A have no employees. All personnel used to operate the hotels are employees of Doubletree. The Partnership reimburses Doubletree for payroll costs.

Item 2.  Properties.

         As of December 31, 1995, the Partnership owned, unencumbered, a 7.14 acre parcel of land located in Irving, Texas, on which is situated a 312-unit, all-suite hotel purchased by the Partnership on February 27, 1986; a 3.09 acre parcel located in Tampa, Florida, on which is situated a 263-unit, all-suite hotel purchased by the Partnership on May 16, 1986; and a 5.11 acre parcel located in Fort Lauderdale, Florida, on which is situated a 258-unit, all-suite hotel purchased by the Partnership on November 5, 1986. The hotels provide guest rooms and group meeting facilities and currently operate as Doubletree Guest Suites. Each hotel property includes a restaurant; one of the hotels operates the restaurant within the hotel, whereas the other two hotels lease the restaurant to a third party operator. As discussed in Item 1 above, the Partnership entered into an agreement on October 27, 1995 to sell, subject to the consent of the Partnership's investors and the satisfactory completion of due diligence by the potential purchaser, fee simple title to the three hotels, for a cash payment of $73,250,000. Upon the sale of the hotels, which represent substantially all of the Partnership's assets, the Partnership will begin the process of liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The proposed sale and subsequent liquidation of the Partnership are expected to be completed in 1996.

         Independent of the Partnership, FFCA Investor Services Corporation 85-A has no interest in any real or personal property.

Item 3.  Legal Proceedings.

         The Co-Registrants and their properties are not parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1995; however, a Consent Solicitation Statement dated January 29, 1996 was sent to the Holders. Voting was completed March 15, 1996. The following table sets forth each of the proposals that the Holders were asked to vote upon:


         Proposal                                               Results

1.       Consent to sell the  hotels  owned by the        For      150,420
         Partnership                                      Against    4,975
                                                          Abstain    3,071

2.       Consent to pay a fee of  $982,620  to the
         General  Partner upon  completion  of the
         sale of the hotels and liquidation of the
         Partnership     for    substantial    and        For      106,132
         unanticipated services to the Partnership        Against   35,530
         from  January  1,  1991  to the  date  of        Abstain   16,804
         liquidation.


                      PART II

Item 5. Market for Co-Registrants' Units and Related Security Holder Matters.

         During 1995, there was no established public trading market for the Units, and it is unlikely that an established public trading market for the Units will develop.

         As of March 1, 1996, there were 13,661 record holders of the Units.

         For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1995

                                     Per Unit
                                    Distribution                 Total
                                    ------------                 -----

   Date of         Number       Cash From              Cash From
Distribution      of Units     Operations    Capital   Operations    Capital
- ------------      --------     ----------    -------   ----------    -------

March 31          200,000        $5.00         --      $1,000,000       --
June 30           200,000         5.00         --       1,000,000       --
September 30      200,000         5.00         --       1,000,000       --
December 31       200,000         5.00         --       1,000,000       --

                                      1994

                                     Per Unit
                                    Distribution                 Total
                                    ------------                 -----
   Date of         Number       Cash From              Cash From
Distribution      of Units     Operations    Capital   Operations    Capital
- ------------      --------     ----------    -------   ----------    -------

March 31          200,000        $5.00         --      $1,000,000       --
June 30           200,000         5.00         --       1,000,000       --
September 30      200,000         5.00         --       1,000,000       --
December 31       200,000         5.00         --       1,000,000       --

         Cash from operations, defined as cash return in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $500 as of December 31, 1995. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by cash distributions to the Holder of proceeds from the sale of Partnership assets.

         Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

         The Partnership expects to continue making cash distributions to the Holders pursuant to the provisions of the agreement of limited partnership which governs the Partnership for each full quarter in 1996 until the proposed sale of the hotels (as discussed above). Thereafter, in connection with the subsequent liquidation of the Partnership, the Holders will receive an initial distribution equal to the net proceeds from the sale of the hotels, plus other Partnership cash, less (1) cash needed to pay the Partnership's liabilities and the costs of liquidation and (2) a $2,000,000 cash reserve to be held in an interest bearing trust fund to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the one-year period commencing upon the date the buyer acquires the hotels. If, at the end of such one-year period, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund will be disbursed to the Holders. If, however, there exist disputed claims at the end of such one-year period, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than three years after the acquisition of the hotels by the buyer the balance remaining in the trust fund after resolution of all disputed claims will be disbursed to the Holders, and the buyer will have no further recourse as to such disputed claims.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Financial Statements and the related notes attached as an exhibit to this Report.

                                                         Year Ended December 31,
                                                         -----------------------

                                  1995(1)            1994(1)           1993(1)          1992(1)          1991(2)
                                  -------            -------           -------          -------          -------
Revenues                       $23,642,772        $21,643,113       $21,398,565      $15,303,309      $ 5,715,783
Net Income (Loss)                4,646,936          2,495,224         2,703,715        1,396,050      (29,919,776)
Net Income (Loss) Per Unit           23.00              12.35             13.38             6.91          (148.10)
Total Assets                    54,357,493         54,708,957        56,668,675       56,454,251       58,040,451
Distributions of Cash from
Operations to Holders            4,000,000          4,000,000         3,937,500        3,079,737        3,143,466
Distributions of Cash from
Operations Per Unit                  20.00              20.00             19.69            15.40            15.72
Return of Capital to Holders            --                 --                --          420,263(3)     4,655,783(3)
Return of Capital Per Unit              --                 --                --             2.10(3)         23.28(3)

- ----------------------
(1) In 1992, a Settlement Agreement was reached with the Woolley/Sweeney Partnerships whereby the hotels were conveyed to the Partnership. As a result, the Partnership no longer receives interest and rent payments under the mortgage and lease agreements related to the hotels, but owns the hotels and receives the actual hotel operating income (since April 9, 1992).

(2) Operations in 1991 were impacted by the failure of the Woolley/Sweeney Partnerships to make their land lease and mortgage loan payments in the third quarter of 1991. A $33.5 million provision was made to write down mortgage loans receivable and land subject to operating leases to estimated realizable value.

(3)Return of capital for financial reporting purposes is not determined in the same manner as return of capital for purposes of determining a Holder's Adjusted Capital Contribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $100,000,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including selling expenses, the Partnership had $89,000,000 in net proceeds for investment in the hotels. The Partnership invested $86,538,035 of the net proceeds in the three hotels, and the Partnership does not intend to invest in any other properties. As of December 31, 1995, the Partnership had cash and marketable securities generally collateralized by United States government obligations aggregating $6,255,398 of which $1,000,000 was paid out to the Holders in January 1996 as their fourth quarter distribution for fiscal year 1995, and the remainder of which will be held by the Partnership for reserves, operations or future distributions. The Partnership generated net cash from operations of $5,924,325 for the year ended December 31, 1995 as compared to $5,082,390 for 1994, an increase of approximately $842,000. The difference between periods is due primarily to an increase in net income of approximately $2,152,000 from 1994 to 1995, partially offset by a decrease in disputed liabilities of approximately $1,113,000 in 1995 related to the settlement with Messrs. Woolley and Sweeney, discussed below. During 1995 and 1994, planned remodeling was performed in the hotels resulting in expenditures of $1,095,827 and $1,197,094, respectively, and a loss of $62,709 and $47,068, respectively, on the disposition of property during the remodeling. Cash used for financing activities consisted primarily of payments made on capital lease obligations totaling $184,888 and partner distributions of $4,040,404. Net cash flows for the year ended December 31, 1995 resulted in a net increase in cash and cash equivalents of approximately $603,000.

         Subsequent to December 31, 1995, the Partnership's investors approved the sale, to an unaffiliated third party, of the three hotels owned by the Partnership for a cash payment of $73,250,000. Upon the sale of the hotels, which represent substantially all of the Partnership's assets, the Partnership will begin the process of liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The proposed sale and subsequent liquidation of the Partnership are expected to be completed in 1996.

         The Partnership expects to continue making cash distributions to the Holders pursuant to the provisions of the limited partnership agreement of the Partnership for each full quarter in 1996 until the proposed sale of the hotels. Thereafter, in connection with the subsequent liquidation of the Partnership, the Holders will receive an initial distribution equal to the net proceeds from the sale of the hotels, plus other Partnership cash, less (1) cash needed to pay the Partnership's liabilities and the costs of liquidation and (2) a $2,000,000 cash reserve to be held in an interest bearing trust fund to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the one-year period commencing upon the date the buyer acquires the hotels. If, at the end of such one-year period, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund will be disbursed to the Holders. If, however, there exist disputed claims at the end of such one-year period, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than three years after the acquisition of the hotels by the buyer the balance remaining in the trust fund after resolution of all disputed claims will be disbursed to the Holders, and the buyer will have no further recourse as to such disputed claims.

         During 1994, Doubletree Partners spent $1,425,000 for purposes of management assumption, brand conversion, and renovation of the three hotels owned by the Partnership in connection with the management agreements between Doubletree Partners and the Partnership. The management agreements provide that if the Partnership sells the hotels during years 1 through 5 of the agreements and Doubletree Partners is not retained by the new owners as manager of the hotels, all of the $1,425,000 is to be reimbursed to Doubletree Partners as a sale termination fee, and if the sale were to occur in years 6 through 10, fifty percent of the amount is to be reimbursed. In connection with the proposed sale of the hotels, the purchaser has agreed to assume this contingent liability.

         Except as described above, the General Partner knows of no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

         FFCA Investor Services Corporation 85-A serves as the initial limited partner of the Partnership and the owner of record of the limited partner interests in the Partnership, the rights and benefits of which are assigned by FFCA Investor Services Corporation 85-A to investors in the Partnership. FFCA Investor Services Corporation 85-A has no other business activity and has no capital resources.


Results of Operations

Fiscal Year Ended December 31, 1995 Compared to
  Fiscal Year Ended December 31, 1994

     Room revenue increased by $1,191,089 or 7% to $18,286,393 for the year ended December 31, 1995 as compared to $17,095,304 for 1994. This increase is primarily attributable to the Irving, TX hotel ($1,059,754). Percentage of occupancy at that hotel increased from 68% in 1994 to 79% in 1995 as the hotel began to regain some of the market share that was lost as a result of ongoing construction, renovations and the temporary interruption of marketing efforts as a result of the brand conversion of the hotel to Doubletree Guest Suites.

      Food and beverage revenue decreased by approximately $148,000 or 5% in 1995, with a corresponding decrease in food and beverage expense of approximately $90,000 or 4%. The decrease primarily related to the leasing of the Irving food and beverage facilities to a third party in April 1995 rather than operating the facilities directly, as was done for seven months in 1994.

         Other revenues increased from $1,688,809 in 1994 to $2,645,049 in 1995 due to the reversal, during 1995, of the disputed liabilities as discussed below under "Litigation".

         General and administrative expenses decreased to $3,276,193 for the year ended December 31, 1995 from $5,540,773 during 1994. This decrease primarily resulted from disputed claims of approximately $2,345,000 included in the 1994 amount related to the litigation discussed below. If these costs had not been in dispute, this amount would have been included in property operating costs and expenses, advertising and promotion, and repairs and maintenance in 1994. Also contributing to the decrease was a reduction in legal expenses of approximately $400,000 as the litigation with CSMI was substantially over as of June 30, 1995 (see "Litigation" below). General and administrative expenses also include management, accounting and data processing fees paid to Doubletree Partners, which for the year ended December 31, 1995 approximated $940,000 and for the period from May 19, 1994 through December 13, 1994 approximated $750,000.

         Advertising and promotion increased by $1,053,007 from the prior year to $2,154,845 for 1995 partially due to disputed costs in 1994 that were included in general and administrative expense rather than in advertising and promotion as discussed above. Doubletree Hotels instituted a national marketing plan in 1995 and, accordingly, the hotels now pay a percentage of room revenue for this new marketing program. Also, additional marketing personnel were hired to cultivate the market share that was lost as a result of the hotel renovations and brand conversion.

         Property taxes and insurance decreased by $285,319 or 16% to $1,478,824 for 1995. The Partnership appealed the hotel property taxes which resulted in tax savings of approximately $165,000. In addition, certain of the hotel insurance policies were renewed under plans that Doubletree Hotels made available to the Partnership. These policies provided broader coverage than the previous policies at a reduced cost.

         The average daily room rate ("ADR") and percent of occupancy for each of the hotels for 1995 and 1994, obtained from the unaudited financial statements of each of the hotels, were as follows:

                                  ADR                   % of Occupancy
                                  ---                   --------------
                            1995      1994              1995      1994
                            ----      ----              ----      ----
Fort Lauderdale, FL         $77        $82               72%       65%
Tampa, FL                   $84        $86               64%       63%
Irving, TX                  $91        $91               79%       68%

Litigation

              In connection with the Texas state court litigation settlement in 1994, the Partnership agreed to pay CSMI for management services through May 19, 1994 and to reimburse or be reimbursed by CSMI for certain expenses subject to verification and reconciliation by an outside independent accounting firm. At that time, the Partnership had accrued disputed items totaling $1.1 million. The independent accounting firm's report, in summary, concluded that no amount was owed by the Partnership to CSMI. CSMI disputed these findings and filed a motion to set aside the accounting firm's report. On June 10, 1995, the District Court disallowed a major portion of the accounting firm's report and ordered that the Partnership pay CSMI $772,043, at which time the Partnership reduced its outstanding liability for disputed items to this amount. After depositing approximately $850,000 into an escrow account with the Texas State court to cover the liability to CSMI, including other costs, the Partnership was granted its motion for a new trial on September 8, 1995. Thereafter, the Partnership began negotiations with CSMI related to property taxes on the hotels that the Partnership paid in 1991 which otherwise should have been paid by Woolley and Sweeney. The 1992 settlement documents between the Partnership and Woolley and Sweeney provided that, under certain circumstances, Woolley and Sweeney would be obligated to reimburse the Partnership for the property taxes in 1996. CSMI has agreed not to require the payment of the $772,043 to CSMI in exchange for the Partnership's agreement not to seek reimbursement of the property taxes. Accordingly, the Partnership reduced its liability by $772,043 which, together with prior reductions, is reflected as other revenue in the statement of income for the year ended December 31, 1995. Amounts recoverable from the Texas State court escrow account related to settlement of this dispute are included in other receivables in the balance sheet at December 31, 1995 and were received by the Partnership in February 1996. This concludes all outstanding items of dispute with CSMI.


Fiscal Year Ended December 31, 1994 Compared to
  Fiscal Year Ended December 31, 1993

         In connection with the termination of the CSMI hotel management agreements, the General Partner determined that it was in the best interest of the Partnership's investors that all three hotels be managed by Doubletree and licensed as Doubletree Guest Suites. Management of the hotels was transferred to Doubletree Partners, an affiliate of Doubletree, on May 19, 1994. The average room rates of the three hotels rose approximately 3%, while the average occupancy rates decreased approximately 10%, contributing to a decrease in room revenues and expenses from 1993 to 1994. The lower occupancy levels resulted from ongoing construction and renovations at the hotels and temporary interruption of marketing efforts as a result of brand conversion of the hotels to Doubletree Guest Suites during 1994. The lower occupancy levels contributed to decreased telephone and other revenues.

         Food and beverage revenues increased from $1,388,345 in 1993 to $2,859,000 in 1994 due to the Partnership's operation of restaurants in two of the hotels (as opposed to operating only one restaurant in 1993).

         Administrative   and  general   expenses  of  $5,540,773  in  1994  and
$4,446,456 in 1993 include accruals for expenses related to disputed claims which arose during 1993 and 1994, as described under "Litigation" above.

         The average daily room rate ("ADR") and percent of occupancy for each of the hotels for 1994 and 1993, obtained from the unaudited financial statements of each of the hotels, were as follows:

                                      ADR               % of Occupancy
                                      ---               --------------
                                1994      1993          1994      1993
                                ----      ----          ----      ----
Fort Lauderdale, FL             $82        $81           65%       75%
Tampa, FL                       $86        $82           63%       70%
Irving, TX                      $91        $89           68%       72%


Inflation

         The  rate  of  inflation   has  been  moderate  in  recent  years  and,
accordingly, has not had a significant impact on the Partnership's business.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Co-Registrants required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the financial statements and financial statement schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Co-Registrants.

         The Partnership and the General Partner have no directors or executive officers. Perimeter Center Management Company ("PCMC") is the corporate general partner and M. H. Fleischer is an individual general partner of the General Partner. The General Partner has responsibility for all of the Partnership's operations. The directors and executive officers of PCMC are as follows:


PCMC

                                    Directors
Name                                                         Position Held Since
- ----                                                         -------------------


M. H. Fleischer                                                        1993

                                    Officers


                                                                 Associated With
Name                               Positions Held                   PCMC Since
- ----                               --------------                   ----------

M. H. Fleischer        Chairman of the Board, President and
                       Chief Executive Officer                         1993
John R. Barravecchia   Executive Vice President, Chief Financial
                       Officer, Treasurer and Assistant Secretary      1993
Christopher H. Volk    Executive Vice President, Chief Operating
                       Officer, Secretary and Assistant Treasurer      1993
Robin L. Roach         Senior Vice President - Corporate Finance       1993
Dennis L. Ruben        Senior Vice President and General Counsel       1994
Stephen G. Schmitz     Senior Vice President - Corporate Finance       1995
Catherine F. Long      Vice President - Finance and Principal
                       Accounting Officer, Assistant Secretary,
                       Assistant Treasurer                             1993


FFCA INVESTOR SERVICES CORPORATION 85-A

                                    Director
Name                                                         Position Held Since
- ----                                                         -------------------

M. H. Fleischer, Chairman                                              1986


                                    Officers
                                                                   Position Held
Name                               Positions Held                      Since
- ----                               --------------                      -----

M. H. Fleischer        Chairman of the Board of Directors              1986
John R. Barravecchia   President, Secretary and Treasurer              1990
Christopher H. Volk    Vice President, Assistant Secretary and         1994
                       Assistant Treasurer


         All of the foregoing directors and executive officers have been elected to serve a one year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Morton H. Fleischer, age 59, has served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 85-A since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following limited partnerships: Participating Income Properties 86, L.P., Participating Income Properties II, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership. Mr. Fleischer has been engaged in real estate development and corporate finance since 1967 and conducted business under the name Fleischer & Co. from 1972 until 1985. Mr. Fleischer received his Bachelor of Science degree from Washington University in 1958.

         John R. Barravecchia, age 40, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 85-A since 1990. He has served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP. Mr. Barravecchia received his Bachelor of Science degree from Fredonia State University in 1978.

         Christopher H. Volk, age 39, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 85-A since 1994, and has served as Secretary of PCMC since 1993 and Senior Vice President--Underwriting and Research since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President/Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts. Mr. Volk received his Bachelor of Arts degree from Washington and Lee University in 1979 and his Masters of Business Administration Degree in Finance from Georgia State University in 1987.

         Robin L. Roach, age 43, served as Vice President--Portfolio Management and Operations of PCMC prior to being named Senior Vice President/Corporate Finance. He served as Chief Operating Officer of PCMC from 1993 to 1994. Mr. Roach currently serves as Senior Vice President--Corporate Finance for FFCA, having previously served as an Executive Vice President of FFCA I from 1986 to 1993 and as Senior Vice President--Portfolio Management and Operations from 1993 to 1994. Prior to his association with FFCA I, Mr. Roach served as a commercial loan officer with the American Bank of Commerce from 1978 to 1980, and served as a commercial loan officer of the European-American Bank from 1976 to 1978. He received a Bachelor of Arts degree from Wabash College in 1975. On March 13, 1992, Mr. Roach filed a petition for relief under the federal bankruptcy laws, and an order of discharge was subsequently entered.

         Dennis L. Ruben, age 43, has served as Senior Vice President and General Counsel for PCMC since 1994. Mr. Ruben currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars. He received a Bachelor of Arts degree with high distinction from the University of Iowa in 1974 and a Juris Doctor with distinction from the University of Iowa in 1977.

         Stephen G. Schmitz, age 41, has served as Senior Vice President/Corporate Finance of PCMC since January 1996. He has served in the same capacity for FFCA since 1995. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager. He received a Bachelor of Science degree in business from Franklin University in 1979 and a Masters of Business Administration from Pennsylvania State University in 1981.

         Catherine F. Long, age 39, has served as Vice President--Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. She currently serves as Vice President/Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President/Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants. She received her Bachelor of Science degree in accounting from Southern Illinois University in 1978.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-registrants during fiscal year 1995 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1995 (the "Forms"), and any written representations by the directors and executive officers of PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1995.

Item 11. Executive Compensation.

         Pursuant  to   provisions   contained  in  the   agreement  of  limited
partnership which governs the Partnership, the officers and directors of PCMC serve in such capacities without remuneration from the Partnership.

         The Partnership is required to pay 1% of its cash flow to the General Partner and the General Partner is entitled to an allocation of 1% of profits, losses, deductions, credits and sale proceeds. The General Partner is also entitled to a subordinated real estate disposition fee under certain circumstances. Reference is made to Note (1) of the Notes to Financial Statements of the Partnership which are filed with this Report for a description of the fees and distributions paid in 1995.

         FFCA Investor Services Corporation 85-A serves as assignor and initial limited partner without compensation from the Partnership. It is not entitled to any share of the profits, losses or cash distributions of the Partnership. The director and officers of FFCA Investor Services Corporation 85-A serve without compensation from FFCA Investor Services Corporation 85-A or the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1995, the only person or group known by the Partnership to own directly or beneficially 5% or more of the outstanding Units of the Partnership was Pitt & Co., a nominee of Minneapolis Employees' Retirement Fund, P.O. Box 2444, Church Street Station, New York, New York 10008. As of that date, Pitt & Co. owned 10,000 Units, or 5% of the total number of Units.

         The General Partner of the Partnership and its general partners owned no Units as of December 31, 1995. The directors and officers of PCMC, individually and as a group, owned less than 1% of the Units as of December 31, 1995. PCMC is owned 66.67% by M. H. Fleischer and 33.33% by R. W. Halliday.

         FFCA Investor Services Corporation 85-A has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 85-A has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders.

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the Co-Registrants' last fiscal year, there have been no significant transactions or business relationships among the Co-Registrants and PCMC, its affiliates or their management other than those described in Items 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         The following documents are filed as part of this Report:


         1.       Financial Statements.

                  The Partnership

                  Report of independent public accountants
                  Balance Sheets as of December 31, 1995 and 1994
                  Statements of Income for the years ended
                           December 31, 1995, 1994 and 1993
                  Statements of Changes In Partners' Capital for the
                           years ended December 31, 1995, 1994 and 1993
                  Statements of Cash Flows for the years ended
                           December 31, 1995, 1994 and 1993
                  Notes to Financial Statements

                  FFCA Investor Services Corporation 85-A

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1995
                  Notes to Balance Sheet


         2.       Financial Statement Schedules.

                  All schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.


         3.       Exhibits.

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

                  10.1 Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated October 27, 1995.

                  10.2 First Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated November 7, 1995.

                  10.3 Second Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 13, 1995.

                  10.4 Third Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 22, 1995.


                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the year ended December 31, 1986, are incorporated herein by this reference.


                                                                  1986 Form 10-K
                                                                    Exhibit No.

                  The   Second    Amended    and    Restated            3-A
                  Certificate   and   Agreement  of  Limited
                  Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on May 9, 1986.

                  The  Certificate  of  Incorporation  which            3-B
                  governs FFCA Investor Services Corporation
                  85-A, as filed with the Secretary of State of Delaware on June 28, 1985.

                  Bylaws of FFCA Investor Services Corporation 85-A.    3-C


         Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1995.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GUARANTEED HOTEL INVESTORS 1985, L.P.

                              By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP,
                                 General Partner


Date:  March 28, 1996            By /s/ M. H. Fleischer
                                    ----------------------
                                      M. H. Fleischer, General Partner

                                 By  PERIMETER CENTER MANAGEMENT COMPANY,
                                     Corporate General Partner


Date:  March 28, 1996                By /s/ M. H. Fleischer
                                        ----------------------
                                        M.  H.  Fleischer,   President  and
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

         SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF PERIMETER CENTER MANAGEMENT COMPANY, CORPORATE GENERAL PARTNER OF FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP, GENERAL PARTNER OF GUARANTEED HOTEL INVESTORS 1985, L.P.



Date:  March 28, 1996         By /s/ M. H. Fleischer
                                 ----------------------
                                 M. H.  Fleischer,  Chairman of the Board,
                                 President, and Chief Executive Officer



Date:  March 28, 1996         By /s/ John R. Barravecchia
                                 -------------------------
                                 John  R.  Barravecchia,   Executive  Vice
                                 President, Chief Financial Officer, Treasurer and Assistant Secretary



Date:  March 28, 1996         By /s/ Catherine F. Long
                                 ----------------------
                                 Catherine  F.  Long,  Vice  President-Finance
                                 and Principal  Accounting  Officer,   Assistant
                                 Secretary, Assistant Treasurer



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the co-registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA INVESTOR SERVICES
                                        CORPORATION 85-A



Date:  March 28, 1996         By /s/ M. H. Fleischer
                                 ------------------------------
                                 M. H. Fleischer, Sole Director



Date:  March 28, 1996         By /s/ John R. Barravecchia
                                 ------------------------------------------
                                 John R. Barravecchia, President, Secretary,
                                 Principal Financial Officer and Principal
                                 Accounting Officer

                          [ARTHUR ANDERSEN LETTERHEAD]

Report of Independent Public Accountants



To Guaranteed Hotel Investors 1985, L.P.:

         We have audited the accompanying balance sheets of GUARANTEED HOTEL INVESTORS 1985, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranteed Hotel Investors 1985, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                  Arthur Andersen LLP

Phoenix, Arizona,
     February 27, 1996.


                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                      -------------------------------------
                   BALANCE SHEETS - DECEMBER 31, 1995 AND 1994
                   -------------------------------------------


                                                                   1995            1994
                                                              ------------    ------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                               $  6,255,398    $  5,652,192
      Accounts receivable, trade                                   718,454         745,923
      Other receivables (Note 7)                                   861,550            --
      Prepaids and other                                           412,582         760,672
                                                              ------------    ------------

                  Total current assets                           8,247,984       7,158,787

PROPERTY AND EQUIPMENT, net (Notes 3 and 4)                     46,109,509      47,550,170
                                                              ------------    ------------

                  Total assets                                $ 54,357,493    $ 54,708,957
                                                              ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
      Distribution payable to limited partners                $  1,002,104    $  1,002,104
      Payable to general partner                                    10,101          10,101
      Disputed liabilities (Note 7)                                   --         1,112,714
      Accounts payable and accrued liabilities                   1,724,774       1,232,650
      Property taxes payable                                       508,630         661,148
      Current portion of capital lease obligations (Note 4)        111,689         184,888
                                                              ------------    ------------

                  Total current liabilities                      3,357,298       4,203,605

CAPITAL LEASE OBLIGATIONS, less current portion                       --           111,689
                                                              ------------    ------------

                  Total liabilities                              3,357,298       4,315,294
                                                              ------------    ------------

CONTINGENCY (Note 8)

PARTNERS' CAPITAL (DEFICIT):
      General partner                                             (324,955)       (331,020)
      Limited partners                                          51,325,150      50,724,683
                                                              ------------    ------------

                  Total partners' capital                       51,000,195      50,393,663
                                                              ------------    ------------

                  Total liabilities and partners' capital     $ 54,357,493    $ 54,708,957
                                                              ============    ============

      The accompanying notes are an integral part of these balance sheets.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                      -------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

                                                  1995          1994          1993
                                              -----------   -----------   -----------
REVENUE:
      Room                                    $18,286,393   $17,095,304   $18,505,767
      Food and beverage                         2,711,330     2,859,000     1,388,345
      Other revenue                             2,645,049     1,688,809     1,504,453
                                              -----------   -----------   -----------

                Total revenue                  23,642,772    21,643,113    21,398,565
                                              -----------   -----------   -----------

EXPENSES (Note 7):
      Property operating costs and expenses     7,172,670     6,003,014     6,052,930
      General and administrative                3,276,193     5,540,773     4,446,456
      Advertising and promotion                 2,154,845     1,101,838     1,044,940
      Utilities                                 1,191,628     1,210,982     1,192,896
      Repairs and maintenance                   1,058,664       877,951       974,542
      Property taxes and insurance              1,478,824     1,764,143     1,787,363
      Interest expense and other                  126,524        79,736       145,644
      Depreciation and amortization             2,473,779     2,522,384     2,822,728
      Loss on disposition of property              62,709        47,068       227,351
                                              -----------   -----------   -----------

                  Total expenses               18,995,836    19,147,889    18,694,850
                                              -----------   -----------   -----------

NET INCOME                                    $ 4,646,936   $ 2,495,224   $ 2,703,715
                                              ===========   ===========   ===========

NET INCOME ALLOCATED TO (Note 1):
      General partner                         $    46,469   $    24,952   $    27,037
      Limited partners                          4,600,467     2,470,272     2,676,678
                                              -----------   -----------   -----------

                                              $ 4,646,936   $ 2,495,224   $ 2,703,715
                                              ===========   ===========   ===========
NET INCOME PER LIMITED
      PARTNERSHIP UNIT (based on 200,000
      units held by limited partners)         $     23.00   $     12.35   $     13.38
                                              ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                      -------------------------------------
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------





                                       General        Limited
                                       Partner        Partners         Total
                                   ------------    ------------    ------------

BALANCE,  December 31, 1992        $   (302,830)   $ 53,515,233    $ 53,212,403

      Net income                         27,037       2,676,678       2,703,715

      Distributions to partners         (39,775)     (3,937,500)     (3,977,275)
                                   ------------    ------------    ------------


BALANCE,  December 31, 1993            (315,568)     52,254,411      51,938,843

      Net income                         24,952       2,470,272       2,495,224

      Distributions to partners         (40,404)     (4,000,000)     (4,040,404)
                                   ------------    ------------    ------------


BALANCE,  December 31, 1994            (331,020)     50,724,683      50,393,663

      Net income                         46,469       4,600,467       4,646,936

      Distributions to partners         (40,404)     (4,000,000)     (4,040,404)
                                   ------------    ------------    ------------


BALANCE,  December 31, 1995        $   (324,955)   $ 51,325,150    $ 51,000,195
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                      -------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                                            1995           1994           1993
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 4,646,936    $ 2,495,224    $ 2,703,715
    Adjustments to net income:
      Depreciation and amortization                       2,473,779      2,522,384      2,822,728
      Loss on disposition of property                        62,709         47,068        227,351
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable           27,469        (41,696)       (11,259)
        Increase in other receivables                      (861,550)          --             --
        Decrease (increase) in prepaids and other           348,090        314,192       (599,124)
        Increase (decrease) in disputed liabilities      (1,112,714)       178,094        934,620
        Increase (decrease) in accounts payable
          and accrued liabilities                           492,124       (437,368)       539,890
        Increase (decrease) in property taxes payable      (152,518)         4,492        157,904
                                                        -----------    -----------    -----------

          Net cash provided by operating activities       5,924,325      5,082,390      6,775,825
                                                        -----------    -----------    -----------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Additions or improvement of property                 (1,095,827)    (1,197,094)    (2,713,872)
                                                        -----------    -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)              (4,040,404)    (4,040,404)    (3,977,275)
    Increase in distributions payable to partners              --             --           64,131
    Payments on capital lease obligations                  (184,888)      (159,756)      (208,561)
                                                        -----------    -----------    -----------

          Net cash used in financing activities          (4,225,292)    (4,200,160)    (4,121,705)
                                                        -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        603,206       (314,864)       (59,752)

CASH AND CASH EQUIVALENTS, beginning of year              5,652,192      5,967,056      6,026,808
                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                  $ 6,255,398    $ 5,652,192    $ 5,967,056
                                                        ===========    ===========    ===========



SUPPLEMENTAL DISCLOSURE -
    Cash paid during the year for interest              $    45,800    $    76,312    $   108,655
                                                        ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                      -------------------------------------
                          Notes to Financial Statements
                          -----------------------------
                           December 31, 1995 and 1994
                           --------------------------


1)  ORGANIZATION AND OPERATIONS:

         Guaranteed Hotel Investors 1985, L.P. (the Partnership) was formed on July 22, 1985 under the Delaware Revised Uniform Limited Partnership Act to
acquire three parcels of land located in Irving, Texas; Fort Lauderdale, Florida; and Tampa, Florida on which three hotels are situated. The Partnership leased each of the parcels to the hotel owners (the Woolley/Sweeney partnerships) under separate ground leases and made separate participating, first mortgage loans for the permanent financing of the hotel buildings and the hotel furniture, fixtures and equipment.

         During 1991, the Woolley/Sweeney partnerships failed to comply with the terms of their lease and financing agreements with the Partnership. In order to obtain control of the hotel assets and, among other things, avoid prolonged litigation, the Partnership entered into and executed a settlement agreement on April 24, 1992 with the Woolley/Sweeney partnerships. This agreement provided that the Woolley/Sweeney partnerships convey to the Partnership the hotels and all personal property then owned by the Woolley/Sweeney partnerships related to the hotels. As a result, the Partnership no longer receives interest and rent payments under the mortgage and lease agreements related to the hotels, but owns the hotels and receives the actual hotel operating income (since April 9, 1992). Management agreements were also entered into and executed by the Partnership with Crown Sterling Management, Inc. (CSMI), an affiliate of the Woolley/Sweeney partnerships. The agreements provided for management of the hotels for an eighteen-month period, which expired on October 8, 1993 with no provision for extension (see Note 7). The management fee under the agreements approximated $445,000 for the period from January 1, 1993 through October 8, 1993.

         The management of the hotels was transitioned to Doubletree Partners on May 19, 1994, and the hotels, which provide guest rooms and group meeting room facilities, currently operate as Doubletree Guest Suites. Each hotel property includes a restaurant; one of the hotels operates the restaurant within the hotel, whereas the other two hotels lease the restaurant to a third party operator. Management, accounting and data processing fees paid to Doubletree Partners for the year ended December 31, 1995 approximated $940,000 and for the period from May 19, 1994 through December 31, 1994 approximated $750,000.

         Investors acquired units of assigned limited partnership interest (the limited partnership units) in the Partnership from FFCA Investor Services Corporation 85-A (the Initial Limited Partner), a Delaware corporation wholly-owned by Perimeter Center Management Company. Holders of the units have all of the economic benefits and substantially the same rights and powers as limited partners, therefore, they are referred to herein as "limited partners". The general partner of the Partnership is FFCA Management Company, L.P. (the General Partner) an affiliate of Perimeter Center Management Company. The Partnership will expire December 31, 2047, or sooner, in accordance with the terms of the Partnership agreement (see Note 9).


         The Partnership agreement provides that all profits, losses and cash distributions be allocated 99% to the limited partners and 1% to the General Partner. The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                              1995           1994           1993
                                          -----------    -----------    -----------
Net income                                $ 4,646,936    $ 2,495,224    $ 2,703,715
Adjustments to reconcile net income
  to cash distributions declared:
     Depreciation and amortization          2,473,779      2,522,384      2,822,728
     Loss on disposition of property           62,709         47,068        227,351
     Creation of cash reserves             (3,143,020)    (1,024,272)    (1,776,519)
                                          -----------    -----------    -----------
       Cash distributions declared from
         operations                       $ 4,040,404    $ 4,040,404    $ 3,977,275
                                          ===========    ===========    ===========

2)  SIGNIFICANT ACCOUNTING POLICIES:

         Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $3,786,686 and $4,006,266 at December 31, 1995 and 1994,
respectively. Short-term investments are recorded at cost plus accreted discount, which approximates market value.

         Depreciation  -  Depreciation  on  buildings,   building  improvements,
furniture and equipment is provided using the straight-line method based upon the following estimated useful lives:

                  Buildings and improvements      5-34 years
                  Furniture and equipment         2-15 years

3)  PROPERTY AND EQUIPMENT:

         Property and equipment was recorded at its fair value on the settlement date (see Note 1). There are no encumbrances on the property and equipment. The following is an analysis of the Partnership's investment in property and equipment by major class at December 31, 1995 and 1994:

                                    1995            1994
                                ------------    ------------
Land and improvements           $  5,396,153    $  5,396,153
Buildings and improvements        41,350,548      40,870,254
Furniture and equipment            8,038,759       7,684,026
                                ------------    ------------
                                  54,785,460      53,950,433
Less-Accumulated depreciation
    and amortization              (9,013,099)     (6,750,120)
                                ------------    ------------

                                  45,772,361      47,200,313
Operating stock                      337,148         349,857
                                ------------    ------------

                                $ 46,109,509    $ 47,550,170
                                ============    ============

4)  CAPITAL LEASE OBLIGATIONS:

         For the years ended December 31, 1995, 1994 and 1993, amortization expense and accumulated amortization for equipment under capital leases are as follows:

                                          1995         1994       1993
                                        ---------    --------   --------
         Amortization expense           $  47,000    $113,000   $311,000
         Accumulated amortization         824,000     777,000    664,000

5)  INCOME TAXES:

         The Partnership is not directly subject to income taxes; rather, each partner is subject to income taxes on his distributable share of taxable income. The Partnership tax returns and the amount of distributable partnership profits or losses are subject to examination by Federal and state taxing authorities. If examinations by taxing authorities result in changes to distributable partnership profits or losses, the tax liabilities of the partners could be changed accordingly.

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1995, 1994 and 1993:

                                                  1995           1994           1993
                                              -----------    -----------    -----------
Net income for financial reporting purposes   $ 4,646,936    $ 2,495,224    $ 2,703,715
  Differences for tax purposes in:
     Depreciation expense                        (202,105)      (260,422)      (212,185)
     Disposition of property                      (26,870)        (5,051)      (106,633)
     Disputed liabilities (Note 7)             (1,112,721)      (588,474)     1,701,195
     Deferred income                             (192,905)       192,905           --
     Bad debt reserves                            (23,662)        44,279           --
                                              -----------    -----------    -----------
     Taxable income to partners               $ 3,088,673    $ 1,878,461    $ 4,086,092
                                              ===========    ===========    ===========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as follows:

                                                     1995           1994           1993
                                              -----------    -----------    -----------
Ordinary income                               $ 3,178,082    $ 1,923,061    $ 4,404,918
Long-term capital loss                            (89,409)       (44,600)      (318,826)
                                              -----------    -----------    -----------

                                              $ 3,088,673    $ 1,878,461    $ 4,086,092
                                              ===========    ===========    ===========

         At December 31, 1995, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $11,847,528. This difference results primarily from differences in the treatment of valuation reserves and the depreciation methods for financial reporting and tax reporting purposes.

6)  TRANSACTIONS WITH RELATED PARTIES:

         An affiliate of the General Partner incurs expenses on behalf of the Partnership for maintenance of the books and records, and for computer, investor, legal and other services performed for the Partnership (including certain legal services related to the disputed liabilities discussed in Note 7). These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $133,105 in 1995, $77,662 in 1994, and $263,224 in 1993 for such expenses.

7)  SETTLEMENT OF DISPUTED LIABILITIES:

         In connection with the Texas State court litigation settlement in 1994, the Partnership agreed to pay CSMI for management services through May 19, 1994 and to reimburse or be reimbursed by CSMI for certain expenses subject to verification and reconciliation by an outside independent accounting firm. At that time, the Partnership had accrued disputed items totaling $1.1 million. The independent accounting firm's report, in summary, concluded that no amount was owed by the Partnership to CSMI. CSMI disputed these findings and filed a motion to set aside the accounting firm's report. On June 10, 1995, the District Court disallowed a major portion of the accounting firm's report and ordered that the Partnership pay CSMI $772,043, at which time the Partnership reduced its outstanding liability for disputed items to this amount. After depositing approximately $850,000 into an escrow account with the Texas State court to cover the liability to CSMI, including other costs, the Partnership was granted its motion for a new trial on September 8, 1995. Thereafter, the Partnership began negotiations with CSMI related to property taxes on the hotels that the Partnership paid in 1991 which otherwise should have been paid by Woolley and Sweeney. The 1992 settlement documents between the Partnership and Woolley and Sweeney provided that, under certain circumstances, Woolley and Sweeney would be obligated to reimburse the Partnership for the property taxes in 1996. CSMI has agreed not to require the payment of the $772,043 to CSMI in exchange for the Partnership's agreement not to seek reimbursement of the property taxes. Accordingly, the Partnership reduced its liability by $772,043 which, together with prior reductions, is reflected as other revenue in the accompanying statement of income. Amounts recoverable from the Texas State court escrow account related to settlement of this dispute are included in other receivables in the accompanying balance sheet. This concludes all outstanding items of dispute with CSMI.

8)  CONTINGENCY:

         During 1994, Doubletree Partners, the hotels' management company, spent $1,425,000 for purposes of management assumption, brand conversion, and renovation of the three hotels owned by the Partnership in connection with the management agreements between Doubletree Partners and the Partnership. The management agreements provide that if the Partnership sells the hotels during years 1 through 5 of the agreements and Doubletree Partners is not retained by the new owners as manager of the hotels, all of the $1,425,000 is to be reimbursed to Doubletree Partners as a sale termination fee, and if the sale occurs in years 6 through 10, fifty percent of the amount is to be reimbursed. In connection with the proposed sale of the hotels referred to below, the purchaser has agreed to assume this contingent liability.

9) EVENT SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (Unaudited) -- INVESTOR APPROVAL OF SALE OF HOTELS:


         On March 15, 1996, the Partnership's investors approved the sale, to an unaffiliated third party, of the three hotels owned by the Partnership. The Partnership had entered into an agreement on October 27, 1995 to sell, subject to the consent of the Partnership's investors and the satisfactory completion of due diligence by the potential purchaser, fee simple title to the three hotels, for a cash payment of $73,250,000. Upon the sale of the hotels, which represent substantially all of the Partnership's assets, the Partnership will begin the process of liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The investors also approved the payment of a fee in the amount of $982,620 to the General Partner for substantial and unanticipated services rendered to the Partnership from January 1, 1991 to the date of liquidation of the Partnership. The proposed sale and subsequent liquidation of the Partnership are expected to be completed in 1996.

         Set forth below is condensed historical and unaudited pro forma financial information of the Partnership as of December 31, 1995. The unaudited pro forma balance sheet information has been prepared assuming the sale of the hotels and liquidation of the Partnership occurred on December 31, 1995 and includes estimates of transaction costs and other costs to be incurred in connection with the liquidation of the Partnership.

         The preparation of the unaudited pro forma information requires management to make estimates and assumptions that affect the reported pro forma amounts of assets and liabilities at December 31, 1995. Although management believes its estimates are reasonable, actual results could differ from those estimates.

NET PRO FORMA EFFECT ON STATEMENT OF INCOME:
Sale Proceeds                                                        $73,250,000
                                                                     -----------
Net Book Value of Assets to be Sold and Liabilities to be Assumed:
    Property and equipment                                            45,772,361
    Operating stock                                                      337,148
    Capital lease obligations assumed by the buyer                      (111,689)
                                                                     -----------
                                                                      45,997,820
                                                                     -----------
Gross gain from the proposed sale of the hotels                       27,252,180
Less:  Transaction costs of the proposed sale of the hotels,
          costs to liquidate the Partnership and related fees         (2,215,120)(5)
                                                                     -----------
Net pro forma effect on Statement of Income                          $25,037,060 (1)
                                                                     ===========

PRO FORMA BALANCE SHEET:                            Historical                        Pro Forma
                                                 December 31,1995  Adjustments    December 31, 1995
                                                 ----------------  -----------      ------------
ASSETS:
    Cash and cash equivalents                      $ 6,255,398     $  (861,839)(2)    $5,393,559
    Accounts receivable                                718,454             -    (3)      718,454
    Receivable from General Partner                      -               74,584 (3)       74,584
    Other assets                                     1,274,132             -    (3)    1,274,132
    Net property and equipment                      45,772,361      (45,772,361)(4)          -
    Operating stock                                    337,148         (337,148)(4)          -
                                                   -----------     ------------       ----------
       Total Assets                                $54,357,493     $(46,896,764)      $7,460,729
                                                   ===========     ============       ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities
    Distribution payable                           $ 1,002,104     $      -           $1,002,104
    Payable to General Partner                          10,101            -               10,101
    General Partner fee                                  -              982,620 (5)      982,620
    Financial advisory fee payable                       -              732,500 (5)      732,500
    Accounts payable and accrued liabilities         1,724,774          500,000 (5)    2,224,774
    Property taxes payable                             508,630            -              508,630
    Capital lease obligations                          111,689         (111,689)(5)         -
                                                   -----------     ------------       ----------
       Total Liabilities                             3,357,298        2,103,431        5,460,729
                                                    -----------     ------------       ----------

Partners' Capital
    General Partner                                   (324,955)         324,955 (1)         -
    Limited Partners                                51,325,150      (49,325,150)(1)     2,000,000  (6)
                                                   -----------     ------------        ----------
       Total Partners' Capital                      51,000,195      (49,000,195)        2,000,000
                                                   -----------     ------------        ----------
       Total Liabilities and Partners' Capital     $54,357,493     $(46,896,764)       $7,460,729
                                                   ===========     ============        ==========

- -----------------------------

(1) The pro forma effects of the proposed sale of the hotels and payment of the initial estimated liquidating distribution on partners' capital are as follows:

                                                General       Limited
                                                Partner       Partners         Total
                                                -------       --------         -----
Net pro forma effect on Statement of Income    $250,371    $ 24,786,689    $ 25,037,060
Payment of the initial estimated liquidating
    distribution                                  -         (74,111,839)    (74,111,839)
General Partner contribution of deficit in
    capital account                              74,584            -             74,584
                                               --------    ------------    ------------
Pro forma adjustments to Partners' Capital     $324,955    $(49,325,150)   $(49,000,195)
                                               ========    ============    ============

(2) The pro forma adjustment to cash reflects the cash proceeds of $73,250,000 from the sale of the hotels net of an initial payment of approximately $74,112,000 made directly to the Limited Partners. This initial payment is estimated to be equal to the total cash held by the Partnership upon the sale of the hotels less (a) the amount of cash required to pay the Partnership's liabilities, including the costs of liquidating the Partnership and (b) $2,000,000 to be held and later distributed as described in footnote (6) below.

(3) Accounts receivable, receivable from General Partner, and other assets will not be transferred to the buyer in connection with the sale of the hotels. The receivable from the General Partner represents the General Partner's negative capital account at December 31, 1995 which, pursuant to the Partnership Agreement, must be contributed by the General Partner to the Partnership as of the date of dissolution.

(4)  Represents the net book value of the hotels' assets to be sold.

(5) The pro forma adjustments to liabilities reflect the accrual of costs relating to the proposed sale of the hotels and the liquidation of the Partnership, the accrual of financial advisory fees payable to Lehman Brothers for their services in connection with the sale of the hotels and the accrual of the General Partner's disposition fee, net of the liabilities related to the hotel operations assumed by the buyer. The General Partner fee represents a fee generated by the General Partner for additional services rendered to the Partnership as a result of the acquisition and management of the Hotels following the Woolley/Sweeney Partnerships' default. The following are the pro forma adjustments to liabilities:

  Transaction and liquidation costs and related fees:
      Accrual of transaction and liquidation costs of the sale
          of the hotels and liquidation of the Partnership          $  500,000
      Financial advisory fee                                           732,500
      General Partner fee                                              982,620
                                                                    ----------
                                                                     2,215,120
  Capital lease obligations assumed by the buyer                      (111,689)
                                                                    ----------

  Pro forma adjustment to liabilities                               $2,103,431
                                                                    ==========

(6) The pro forma balance in the Partners' Capital Accounts represents funds to be deposited in a $2,000,000 trust fund established by the Partnership immediately after closing of the proposed sale of the hotels. The Partnership and the buyer have agreed that the trust fund will be available only to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the one-year period commencing upon the date the buyer acquires the hotels. If, at the end of such one-year period, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund will be disbursed to the Limited Partners. If, however, there exist disputed claims at the end of such one-year period, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than three years after the acquisition of the hotels by the buyer the remaining balance of the trust fund will be disbursed to the Limited Partners, and the buyer will have no further recourse as to such disputed claims.

                     [ARTHUR ANDERSEN LETTERHEAD]


Report of Independent Public Accountants



To FFCA Investor Services Corporation 85-A:

         We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 85-A (a Delaware corporation) as of December 31, 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 85-A as of December 31, 1995, in conformity with generally accepted accounting principles.


                              Arthur Andersen LLP



Phoenix, Arizona,
February 27, 1996.

                     FFCA INVESTOR SERVICES CORPORATION 85-A
                     ---------------------------------------

                        BALANCE SHEET - DECEMBER 31, 1995
                        ---------------------------------

                                     ASSETS

Cash
                                                                     $100
Investment in Guaranteed Hotel Investors 1985, L.P.,
     at cost                                                          100
                                                                      ---

                  Total Assets                                       $200
                                                                     ====


                                    LIABILITY

Payable to Parent (Note 2)                                           $100
                                                                     ----



                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                           100
                                                                      ---

                  Liability and Stockholder's Equity                 $200
                                                                     ====

       The accompanying notes are an integral part of this balance sheet.

                     FFCA INVESTOR SERVICES CORPORATION 85-A
                     ---------------------------------------

                             NOTES TO BALANCE SHEET
                             ----------------------
                                DECEMBER 3l, l995
                                -----------------


(l) Operations:

         FFCA Investor Services Corporation 85-A (a Delaware corporation) (85-A) was organized on June 28, l985 to act as the assignor limited partner in Guaranteed Hotel Investors 1985, L.P. (GHI-85).

         The assignor limited partner is the owner of record of the limited partnership units of GHI-85. All rights and powers of 85-A have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 85-A has no other business purpose and will not engage in any other activity or incur any debt.

(2) Related Parties:

         Perimeter Center Management Company (a Delaware corporation) (PCMC) is the sole stockholder of 85-A. The general partner of GHI-85 is an affiliate of PCMC.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 85-A



- --------------------------------------------------------------------------------

                                  Exhibit Index

- --------------------------------------------------------------------------------


                                     Exhibit
                                     -------

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.


                  10.1 Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated October 27, 1995.

                  10.2 First Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated November 7, 1995.

                  10.3 Second Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 13, 1995.

                  10.4 Third Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 22, 1995.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the year ended December 31, 1986, are incorporated herein by this reference.


                                                                  1986 Form 10-K
                                                                     Exhibit No.
                                                                     -----------

                  The   Second    Amended    and    Restated            3-A
                  Certificate   and   Agreement  of  Limited
                  Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on May 9, 1986.

                  The  Certificate  of  Incorporation  which            3-B
                  governs FFCA Investor Services Corporation
                  85-A, as filed with the Secretary of State of Delaware on June 28, 1985.

                  Bylaws   of   FFCA    Investor    Services            3-C
                  Corporation 85-A.