Form 10-Q
period 1996-03-31
GUARANTEED HOTEL INVESTORS 1985 LP; FFCA INVESTOR SERVICES CORP 85-A
filed 1996-05-13
CIK 773933, 778969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                             Commission file number
                                     0-15771

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 85-A
- --------------------------------------------------------------------------------
               (Exact name of Co-Registrants as Specified in their
                            Organizational Documents)


          Delaware                                          86-0537905
- --------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                          86-0537910
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                        85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code     (602) 585-4500
                                                    ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X         No
                                -----         -----

PART 1 - FINANCIAL INFORMATION
      Item 1.  Financial Statements.
      -------  ---------------------

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                 BALANCE SHEETS
                   MARCH 31, 1996 AND DECEMBER 31, 1995 (NOTE 1)
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                 1996           1995
                                                            ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                             $  8,846,795    $  6,255,398
      Accounts receivable                                        888,090         718,454
      Other receivables                                           31,377         861,550
      Prepaids and other                                         344,538         412,582
                                                            ------------    ------------

             Total current assets                             10,110,800       8,247,984
                                                            ------------    ------------

PROPERTY AND EQUIPMENT:
      Land and improvements                                    5,396,153       5,396,153
      Buildings and improvements                              41,354,915      41,350,548
      Furniture and equipment                                  7,951,016       8,038,759
                                                            ------------    ------------
                                                              54,702,084      54,785,460
      Less - Accumulated depreciation and amortization        (9,636,494)     (9,013,099)
                                                            ------------    ------------

                                                              45,065,590      45,772,361
      Operating stock                                            307,984         337,148
                                                            ------------    ------------

                                                              45,373,574      46,109,509
                                                            ------------    ------------

             Total assets                                   $ 55,484,374    $ 54,357,493
                                                            ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
      Distribution payable to limited partners              $  1,002,104    $  1,002,104
      Distribution payable to general partner                     10,101          10,101
      Accounts payable and accrued liabilities                 1,824,366       1,724,774
      Property taxes payable                                     327,169         508,630
      Current portion of capital lease obligations                89,410         111,689
                                                            ------------    ------------

             Total current liabilities                         3,253,150       3,357,298
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner(312,645)                                  (324,955)
      Limited partners                                        52,543,869      51,325,150
                                                            ------------    ------------

             Total partners' capital                          52,231,224      51,000,195
                                                            ------------    ------------

             Total liabilities and partners' capital        $ 55,484,374    $ 54,357,493
                                                            ============    ============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.

                          STATEMENTS OF INCOME FOR THE
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)
                                   (Unaudited)




                                                          1996         1995
                                                       ----------   ----------
REVENUE:
      Room                                             $6,114,200   $5,264,916
      Food and beverage                                   635,401    1,031,589
      Other revenue                                       565,976      410,735
                                                       ----------   ----------

                Total revenue                           7,315,577    6,707,240
                                                       ----------   ----------

EXPENSES:
      Property operating costs and expenses             1,824,749    2,074,636
      General and administrative                        1,067,125      890,984
      Advertising and promotion                           569,572      586,175
      Utilities                                           292,053      293,185
      Repairs and maintenance                             251,126      273,552
      Property taxes and insurance                        374,612      429,297
      Interest expense and other                           19,695       28,401
      Depreciation and amortization                       623,395      624,330
      Loss on disposition of property                      52,120          975
                                                       ----------   ----------

                  Total expenses                        5,074,447    5,201,535
                                                       ----------   ----------

NET INCOME                                             $2,241,130   $1,505,705
                                                       ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                                  $   22,411   $   15,057
      Limited partners                                  2,218,719    1,490,648
                                                       ----------   ----------

                                                       $2,241,130   $1,505,705
                                                       ==========   ==========

NET INCOME PER LIMITED
      PARTNERSHIP UNIT (based on 200,000
      units held by limited partners)                  $    11.09   $     7.45
                                                       ==========   ==========

                      GUARANTEED HOTEL INVESTORS 1985, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 (NOTE 1)
                                   (Unaudited)


                                                                      Limited Partners
                                                General          -------------------------
                                                Partner            Number                            Total
                                                 Amount          of Units        Amount              Amount
                                              ----------                       -----------         -----------

BALANCE, December 31, 1995                    $(324,955)          200,000      $51,325,150         $51,000,195

   Net income                                    22,411              -           2,218,719           2,241,130

   Distribution to partners                     (10,101)             -          (1,000,000)         (1,010,101)
                                              ---------           -------      -----------         -----------

BALANCE, March 3l, l996                       $(312,645)          200,000      $52,543,869         $52,231,224
                                              =========           =======      ===========         ===========

                      GUARANTEED HOTEL INVESTORS 1985, L.P.

                        STATEMENTS OF CASH FLOWS FOR THE
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)
                                   (Unaudited)


                                                                        1996           1995
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $ 2,241,130    $ 1,505,705
    Adjustments to net income:
       Depreciation and amortization                                    623,395        624,330
       Loss on sale of property                                          52,120            975
       Change in assets and liabilities:
          Increase in accounts receivable                              (169,636)      (104,681)
          Decrease in other receivables                                 861,429           --
          Decrease in prepaids and other                                 68,044        138,201
          Increase in accounts payable and accrued liabilities           99,592        372,469
          Decrease in property taxes payable                           (181,461)      (305,648)
                                                                    -----------    -----------

              Net cash provided by operating activities               3,594,613      2,231,351
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions and improvements                                    --          (56,517)
    Decrease (increase) in operating stock                               29,164        (12,169)
                                                                    -----------    -----------

              Net cash provided by (used in) investing activities        29,164        (68,686)
                                                                    -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Distribution to partners                                         (1,010,101)    (1,010,101)
    Payments on capital lease obligations                               (22,279)       (43,721)
                                                                    -----------    -----------

              Net cash used in financing activities                  (1,032,380)    (1,053,822)
                                                                    -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,591,397      1,108,843

CASH AND CASH EQUIVALENTS, beginning of period                        6,255,398      5,652,192
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 8,846,795    $ 6,761,035
                                                                    ===========    ===========

                      GUARANTEED HOTEL INVESTORS 1985, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

1)  EVENT SUBSEQUENT TO BALANCE SHEET DATE - SALE OF HOTELS:
    -------------------------------------------------------

On April 26, 1996, the Partnership closed the sale of the three hotels for a cash sales price of $73,250,000. Proceeds from the sale are held by the Partnership in U.S. Treasury securities pending distribution to investors. The General Partner has begun the process of winding down the affairs of the Partnership, which includes the liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation is expected to be completed in 1996.

Upon closing of the sale, a $2,500,000 trust fund was established by the Partnership. The trust fund will be available only to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the eighteen-month period ending October 26, 1997. If, as of October 26, 1997, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund will be disbursed to the investors. If, however, there exist disputed claims as of October 26, 1997, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than April 26, 1999 the remaining balance of the trust fund will be disbursed to the investors, and the buyer will have no further recourse as to such disputed claims.

Set forth below is condensed historical and pro forma financial information of the Partnership as if the sale of the hotels and liquidation of the Partnership occurred on March 31, 1996. This financial information includes estimates of costs to be incurred in connection with the liquidation of the Partnership. Although management believes its estimates are reasonable, actual results could differ from those estimates.

NET PRO FORMA EFFECT ON STATEMENT OF INCOME:

Sale Proceeds                                                    $73,250,000
Net Book Value of Assets Sold and Liabilities Assumed            (45,284,164)
                                                                 -----------

Gross gain from the sale of the hotels                            27,965,836
Less:  Transaction costs of the sale of the hotels, estimated
          costs to liquidate the Partnership and related fees     (3,815,120)(5)
                                                                 -----------
Net pro forma effect on Statement of Income                      $24,150,716(1)
                                                                 ===========


PRO FORMA BALANCE SHEET:                                  Historical                                   Pro Forma
                                                         March 31,1996        Adjustments            March 31, 1996
                                                         -------------        -----------            --------------
ASSETS:
    Cash and cash equivalents                            $  8,846,795      $     (703,078)(2)         $8,143,717
    Accounts receivable                                       888,090                -    (3)            888,090
    Receivable from General Partner                             -                  71,138 (3)             71,138
    Other assets                                              375,915                -    (3)            375,915
    Net property and equipment                             45,373,574         (45,373,574)(4)               -
                                                         ------------       -------------             ----------
       Total Assets                                       $55,484,374        $(46,005,514)            $9,478,860
                                                          ===========        ============             ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities
    Distribution payable                                 $  1,002,104  $            -                 $1,002,104
    Payable to General Partner                                 10,101               -                     10,101
    General Partner fee                                         -                 982,620 (5)            982,620
    Financial advisory fee payable                              -                 732,500 (5)            732,500
    Accounts payable and accrued liabilities                2,151,535           2,100,000 (5)          4,251,535
    Capital lease obligations                                  89,410             (89,410)(5)               -
                                                        -------------      --------------            -----------
       Total Liabilities                                    3,253,150           3,725,710              6,978,860
                                                        -------------      --------------            -----------

Partners' Capital
    General Partner                                          (312,645)            312,645 (1)               -
    Limited Partners                                       52,543,869         (50,043,869)(1)         2,500,000  (6)
                                                         ------------       -------------           -----------
       Total Partners' Capital                             52,231,224         (49,731,224)             2,500,000
                                                         ------------       -------------            -----------
       Total Liabilities and Partners' Capital            $55,484,374        $(46,005,514)            $9,478,860
                                                          ===========        ============             ==========

- -----------------------------

(1) The pro forma effects of the sale of the hotels and payment of the initial estimated liquidating distributions on partners' capital are as follows:

                                                             General         Limited
                                                             Partner         Partners              Total
                                                             -------         --------              -----
Net pro forma effect on Statement of Income                  $241,507       $ 23,909,209       $ 24,150,716
Payment of the initial estimated liquidating
    distributions                                               -            (73,953,078)       (73,953,078)
General Partner contribution of deficit in
    capital account                                            71,138               -                71,138
                                                             --------       ------------      -------------
Pro forma adjustments to Partners' Capital                   $312,645       $(50,043,869)      $(49,731,224)
                                                             ========       ============       ============

(2) The pro forma adjustment to cash reflects the cash proceeds of $73,250,000 from the sale of the hotels net of the initial payments of approximately $73,953,000 made directly to the Limited Partners. These initial payments are estimated to be equal to the total cash held by the Partnership upon the sale of the hotels less (a) the amount of cash required to pay the Partnership's liabilities, including the costs of liquidating the Partnership and (b) $2,500,000 to be held in trust and later distributed as described above.

(3) Accounts receivable, receivable from General Partner, and other assets are not transferred to the buyer in connection with the $73,250,000 sales price of the hotels. The receivable from the General Partner represents the General
Partner's negative capital account at March 31, 1996 which, pursuant to the Partnership Agreement, must be contributed by the General Partner to the Partnership as of the date of dissolution.

(4) Represents the net book value at March 31, 1996 of the hotels' assets to be sold.

(5) The pro forma adjustments to liabilities reflect the accrual of estimated costs relating to the sale of the hotels and the liquidation of the Partnership, the accrual of financial advisory fees payable to Lehman Brothers for their services in connection with the sale of the hotels and the accrual of the General Partner's disposition fee, net of the liabilities related to the hotel operations assumed by the buyer. The General Partner fee represents a fee generated by the General Partner for additional services rendered to the Partnership as a result of the acquisition and management of the Hotels following the Woolley/Sweeney Partnerships' default. The following are the pro forma adjustments to liabilities:

     Transaction and liquidation costs and related fees:
         Accrual of estimated costs of the sale of the
           hotels and liquidation of the Partnership          $    500,000
         Sales and other tax liabilities                         1,000,000
         Fees payable to hotel management company                  600,000
         Financial advisory fee                                    732,500
         General Partner fee                                       982,620
                                                              ------------
                                                                 3,815,120
     Capital lease obligations assumed by the buyer                (89,410)
                                                              ------------

     Pro forma adjustment to liabilities                        $3,725,710
                                                              ============

(6) The pro forma balance in the Partners' Capital Accounts represents funds to be deposited in a $2,500,000 trust fund as discussed above.

PART I  -  FINANCIAL INFORMATION
- --------------------------------


Item 2.       Management's Discussion and Analysis of
- -------       ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

              Liquidity and Capital Resources

      On April 26, 1996, the Partnership closed a transaction with Starwood Lodging Trust operating through its affiliate, SLT Realty Limited Partnership (collectively, the "Buyer"), whereby the Buyer acquired fee simple title to the Partnership's three hotels located in Irving, Texas; Fort Lauderdale, Florida; and Tampa, Florida (the "Properties") from the Partnership for a cash payment to the Partnership of $73,250,000. The Buyer is not affiliated with the Partnership or its general partner, FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The net cash proceeds from this sale are being held in U.S. Treasury Securities pending distribution to investors. The sale of the Properties represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the Properties. The General Partner has begun the process of winding down the affairs of the Partnership which includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in 1996. In conjunction with the sales transaction, the investors of the Partnership also approved the payment of a fee in the amount of $982,620 to the General Partner for substantial and unanticipated services rendered to the Partnership from January 1, 1991 to the date of liquidation of the Partnership.

      As part of the purchase of the Properties, $2,500,000 of the sales price has been deposited in trust (the "Trust Fund") with Norwest Bank Arizona, NA. The Trust Fund (including interest income) will be available only to satisfy claims made by the Buyer, arising from the Partnership's obligations under the sales agreement during an eighteen-month period commencing upon the sale date. If, at the end of such eighteen-month period, no claims have been made by the Buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the Trust Fund will be disbursed to the investors. If, however, there exist disputed claims at the end of such eighteen-month period, no disbursements will be made from the Trust Fund until a final decision has been reached as to all disputed claims; provided, however, that no later than three years after the acquisition of the hotels by the Buyer the remaining balance of the Trust Fund will be disbursed to the investors, and the Buyer will have no further recourse as to such disputed claims.

      During the quarter ended March 31, 1996, the Partnership generated cash from operating activities of $3,594,613 as compared to $2,231,351 generated during the same period in 1995. The difference between periods is due primarily to a decrease in other receivables and an increase in net income. The Partnership declared a cash distribution to the limited partners of $1,000,000 for the quarter ended March 31, 1996 (the period). Funds held by the Partnership during the period were invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

              Results of  Operations

      Room revenue increased by $849,284 or 16% to $6,114,200 for the quarter ended March 31, 1996 as compared to $5,264,916 for the same period of the prior year. This increase is primarily attributable to the Irving, TX hotel ($421,000) due to an increase in the average daily room rate from $92 to $99 and an increase in the percentage of occupancy at the hotel from 73% to 83%. To a lesser extent, increases in room revenue were generated by the Tampa, FL hotel ($292,000) due to increases in the average daily room rate and the percentage of occupancy and the Ft. Lauderdale, FL hotel ($136,000) due to the increase in the average daily room rate, somewhat offset by a decrease in the percentage of occupancy.

      Food and beverage revenue decreased by $396,188 or 38% for the period as compared to the same period of the prior year, with a corresponding decrease in food and beverage expense of $325,000. The decrease primarily related to the leasing of the Irving food and beverage facilities to a third party in 1996 rather than operating the facilities directly, as was done in the first quarter of 1995.

      Other revenues of $565,976 for the period increased by $155,241 over the same period of the prior year primarily due to an increase of approximately $70,000 in space rental revenue at the Irving, TX hotel and an increase of approximately $23,000 in investment income due to an increase between quarters in the average cash balance invested.

      General and administrative expenses increased to $1,067,125 for the period from $890,984 for the same period in 1995. This increase primarily resulted from an increase in legal fees of approximately $40,000, an increase in fees payable to an affiliate of the General Partner for maintenance of the books and records, and for computer, investor and other services of approximately $38,000 and an increase in postage and printing costs of approximately $20,000 resulting from the preparation for the sale of the hotels that occurred on April 26, 1996 (as discussed above).

      Property taxes and insurance during the period decreased to $374,612 from $429,297 in the same period of the prior year. The Partnership appealed the hotel property taxes which resulted in tax savings of approximately $28,000. In addition, certain of the hotel insurance policies were renewed under plans that Doubletree Hotels made available to the Partnership. These policies provided broader coverage than the previous policies at a reduced cost.

      Certain key statistics and financial information related to the Partnership's hotel operations were obtained from the unaudited financial statements as reported by Doubletree Partners for the three months ended March 31, 1996 as compared to the same period of the prior year.

                              ADR* - Qtr Ended        % of Occupancy - Qtr Ended
                          ----------------------      --------------------------

                          March 31,    March 31,      March 31,        March 31,
                            1996         1995           1996             1995
                          ---------    ---------      ---------        ---------

        Fort Lauderdale     $102         $93           83%              85%
        Tampa               $103         $92           80%              77%
        Irving               $99         $92           83%              73%

      *  Average Daily Room Rate

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

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

PART II  -  OTHER INFORMATION
- -----------------------------

Item 4.       Submission of Matters to a Vote of Security Holders.
- -------       ----------------------------------------------------

      The following matters were submitted to a vote of the security holders through the solicitation of consents during the first quarter of fiscal year 1996. A Consent Solicitation Statement dated January 29, 1996 was sent to the security holders. Voting was completed March 15, 1996 without a meeting. The following table sets forth each of the proposals that the security holders were asked to vote upon:

          Proposal                                               Results
          --------                                               -------

      1.  Consent to sell the hotels owned by                 For     150,420
          the Partnership                                     Against   4,975
                                                              Abstain   3,071

      2.  Consent to pay a fee of $982,620 to the
          General Partner upon completion of the
          sale of the hotels and liquidation of the
          Partnership for substantial and unanticipated       For     106,132
          services to the Partnership from January 1,         Against  35,530
          1991 to the date of liquidation.                    Abstain  16,804

Item 5.       Other Information.
- -------       ------------------

      On April 26, 1996, the Partnership closed the sale of the three hotels for a cash sales price of $73,250,000. This transaction is described more completely in Part I, Item 1, Note 1 Event Subsequent To Balance Sheet Date Sale Of Hotels and in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources. The required information disclosed pursuant to Part II is hereby incorporated by reference from Part I of this Form 10-Q.

Item 6.       Exhibits and Reports on Form 8-K.
- -------       ---------------------------------

       (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


                Exhibit No.                               Description
                -----------                               -----------

                  10.8 Fourth Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated April 26, 1996.

                  10.9 First Amendment to Management Agreement Among the Partnership, Starwood Lodging Corporation and DT Management, Inc., dated April 26, 1996.

                  10.10 First Amendment to Management Agreement Among the Partnership, Starwood Lodging Corporation and DT Management, Inc., dated April 26, 1996.

                  10.11 First Amendment to Management Agreement Among the Partnership, SLC Operating Limited Partnership and DT Management, Inc., dated April 26, 1996.

                  10.12 Liquidating Trust and Escrow Agreement Among the Partnership, SLT Realty Limited Partnership and Norwest Bank Arizona, National Association, dated April 26, 1996.

         Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the year ended December 31, 1995, are incorporated herein by this reference.

                  10.1 Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated October 27, 1995.

                  10.2 First Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated November 7, 1995.

                  10.3 Second Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 13, 1995.

                  10.4 Third Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 22, 1995.


         Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K/A-1 for the year ended December 31, 1994, are incorporated herein by this reference.

                  10.5 Management Agreement, dated November 3, 1993, by and between the Partnership and Guest Quarters Hotels Partnership, a Delaware limited partnership.

                  10.6 Management Agreement, dated February 16, 1994, by and between the Partnership and Doubletree Partners, a Delaware partnership.

                  10.7 Management Agreement, dated February 16, 1994, by and between the Partnership and Doubletree Partners, a Delaware partnership.


         (b) During the quarter covered by this report, the Co-Registrants did not file any reports on Form 8-K.

                     FFCA INVESTOR SERVICES CORPORATION 85-A
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1996
                         ------------------------------





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
                                                                        ====




Note: FFCA Investor Services Corporation 85-A (85-A) was organized on June 28, 1985 to act as the assignor limited partner in Guaranteed Hotel Investors 1985, L.P. (GHI-85). The assignor limited partner is the owner of record of the limited partnership units of GHI-85. All rights and powers of 85-A have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 85-A has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES
                                   ----------

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

                                  GUARANTEED HOTEL INVESTORS 1985, L.P.

                                  By  FFCA MANAGEMENT COMPANY, L.P.
                                      General Partner


                                  By  PERIMETER CENTER MANAGEMENT COMPANY
                                      Corporate General Partner


      Date:    May 10, 1996            By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FFCA INVESTOR SERVICES CORPORATION 85-A



      Date:    May 10, 1996                  By /s/ John R. Barravecchia
                                         ---------------------------------------
                                         John R. Barravecchia, President

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.
                                                                   Sequentially
Exhibit No.               Description                              Numbered Page
- -----------               -----------                              -------------

10.8              Fourth Amendment to Purchase  Agreement Between
                  the   Partnership   and  SLT   Realty   Limited
                  Partnership dated April 26, 1996.

10.9 First Amendment to Management Agreement Among the Partnership, Starwood Lodging Corporation and DT Management, Inc., dated April 26, 1996.

10.10 First Amendment to Management Agreement Among the Partnership, Starwood Lodging Corporation and DT Management, Inc., dated April 26, 1996.

10.11             First  Amendment to Management  Agreement Among
                  the   Partnership,    SLC   Operating   Limited
                  Partnership  and  DT  Management,  Inc.,  dated
                  April 26, 1996.

10.12 Liquidating Trust and Escrow Agreement Among the Partnership, SLT Realty Limited Partnership and Norwest Bank Arizona, National Association, dated April 26,1996.

         Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K for the year ended December 31, 1995, are incorporated herein by this reference.

10.1 Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated October 27, 1995.

10.2 First Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated November 7, 1995.

10.3 Second Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 13, 1995.

10.4 Third Amendment to Purchase Agreement Between the Partnership and SLT Realty Limited Partnership dated December 22, 1995.


         Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Form 10-K/A-1 for the year ended December 31, 1994, are incorporated herein by this reference.

10.5 Management Agreement, dated November 3, 1993, by and between the Partnership and Guest Quarters Hotels Partnership, a Delaware limited partnership.

10.6              Management Agreement,  dated February 16, 1994, by and between
                  the   Partnership   and   Doubletree   Partners,   a  Delaware
                  partnership.

10.7              Management Agreement,  dated February 16, 1994, by and between
                  the   Partnership   and   Doubletree   Partners,   a  Delaware
                  partnership.