Form 10-Q
period 1996-06-30
GUARANTEED HOTEL INVESTORS 1985 LP; FFCA INVESTOR SERVICES CORP 85-A
filed 1996-08-07
CIK 773933, 778969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                              --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________________

                             Commission file number
                                     0-15771

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 85-A
- --------------------------------------------------------------------------------
               (Exact name of Co-Registrants as Specified in their
                            Organizational Documents)


         Delaware                                            86-0537905
- --------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

         Delaware                                            86-0537910
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                  85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)


Co-Registrants' telephone number including area code  (602) 585-4500
                                                    -----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                     ------       ------

PART 1 - FINANCIAL INFORMATION
        Item 1. Financial Statements.
        ----------------------------

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                  June 30,           December 31,
                                                                    1996                1995
                                                                -----------          ------------
                                                                  (Note 1)
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                                  $6,908,083           $ 6,255,398
      Funds held in trust (Note 3)                                2,500,000                  -
      Accounts receivable, trade                                       -                  718,454
      Other receivables                                             193,356               861,550
      Prepaids and other                                             37,121               412,582
                                                                 ----------           -----------

             Total current assets                                 9,638,560             8,247,984
                                                                 ----------           -----------

PROPERTY AND EQUIPMENT:
      Land and improvements                                            -                5,396,153
      Buildings and improvements                                       -               41,350,548
      Furniture and equipment                                          -                8,038,759
                                                                 ----------           -----------
                                                                       -               54,785,460
      Less - Accumulated depreciation and amortization                 -               (9,013,099)
                                                                 ----------           -----------

                                                                       -               45,772,361
      Operating stock                                                  -                  337,148
                                                                 ----------           -----------

                                                                       -               46,109,509
                                                                 ----------           -----------

             Total assets                                        $9,638,560           $54,357,493
                                                                 ==========           ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
      Distribution payable to limited partners                   $    2,104           $ 1,002,104
      Payable to general partner                                       -                   10,101
      Accounts payable and accrued liabilities                    2,534,042             1,724,774
      Property taxes payable                                           -                  508,630
      Current portion of capital lease obligations                     -                  111,689
                                                                 ----------           -----------

             Total current liabilities                            2,536,146             3,357,298
                                                                 ----------           -----------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                  -                 (324,955)
      Limited partners (Note 2)                                   7,102,414            51,325,150
                                                                 ----------           -----------

             Total partners' capital                              7,102,414            51,000,195
                                                                 ----------           -----------

             Total liabilities and partners' capital             $9,638,560           $54,357,493
                                                                 ==========           ===========

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                   Three Months         Three Months        Six Months         Six Months
                                                       Ended                Ended             Ended              Ended
                                                  6/30/96 (Note 1)         6/30/95        6/30/96 (Note 1)      6/30/95
                                                  ----------------      ------------      ----------------     ----------
REVENUE:
    Room                                            $ 1,406,612           $4,420,898        $ 7,520,812       $  9,685,814
    Food and beverage                                   157,049              651,263            792,450          1,682,852
    Other revenue                                       391,890              549,942            957,866            960,677
                                                    -----------           ----------        -----------       ------------

                                                      1,955,551            5,622,103          9,271,128         12,329,343
                                                    -----------           ----------        -----------       ------------

EXPENSES:
    Property operating costs and expenses               485,132            1,756,515          2,309,881          3,831,151
    General and administrative                        1,541,706              818,856          2,608,831          1,674,215
    Advertising and promotion                           163,931              548,569            733,503          1,134,744
    Utilities                                            89,958              294,257            382,011            587,442
    Repairs and maintenance                              70,593              270,792            321,719            544,344
    Taxes and insurance                               1,075,811              422,874          1,450,423            852,171
    Interest expense and other                           10,028               30,795             29,723             59,197
    Depreciation and amortization                          -                 572,629            623,395          1,232,583
    Loss on disposition of property                        -                   1,992             52,120              2,967
                                                    -----------          -----------        -----------       ------------

                                                      3,437,159            4,717,279          8,511,606          9,918,814
                                                    -----------          -----------        -----------       ------------

NON OPERATING INCOME (EXPENSE):
    Gain on sale of hotels (Note 1)                  28,003,339                 -            28,003,339               -
    General partner fee                                (982,620)                -              (982,620)              -
    Financial advisory fee                             (732,500)                -              (732,500)              -
                                                    -----------          -----------        -----------       ------------

                                                     26,288,219                 -            26,288,219               -
                                                    -----------          -----------        -----------       ------------

NET INCOME                                          $24,806,611          $   904,824        $27,047,741       $  2,410,529
                                                    ===========          ===========        ===========       ============


NET INCOME ALLOCATED TO:
    General partner                                 $   248,066          $     9,048        $   270,477       $     24,105
    Limited partners                                 24,558,545              895,776         26,777,264          2,386,424
                                                    -----------          -----------        -----------       ------------

                                                    $24,806,611          $   904,824        $27,047,741       $  2,410,529
                                                    ===========          ===========        ===========       ============

NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    200,000 units held by limited partners)             $122.79                $4.48            $133.89             $11.93
                                                        =======                =====            =======             ======

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                       Limited Partners
                                                General         -----------------------------
                                                Partner          Number                                   Total
                                                 Amount         of Units            Amount                Amount
                                               ---------        --------         ------------         ------------
BALANCE, December 31, 1995                     $(324,955)        200,000         $ 51,325,150         $ 51,000,195

      Net income                                 270,477            -              26,777,264           27,047,741

      General partner contribution
          of deficit in capital account           64,579            -                   -                   64,579

      Distribution to partners
             from operations                     (10,101)                          (1,000,000)          (1,010,101)

      Initial liquidating distribution
             to limited partners (Note 2)          -                -             (70,000,000)         (70,000,000)
                                               ---------         -------        -------------        -------------

BALANCE, June 30, l996                         $   -             200,000        $   7,102,414        $   7,102,414
                                               =========         =======        =============        =============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                               1996                   1995
                                                                           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 27,047,741           $  2,410,529
   Adjustments to net income:
      Depreciation and amortization                                             623,395              1,232,583
      Gain on sale of hotels                                                (28,003,339)                  -
      Loss on disposition of property                                            52,120                  2,967
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable, trade                       718,454               (306,159)
        Decrease in other receivables                                           764,028                   -
        Decrease in prepaids and other                                          375,461                556,664
        Decrease in disputed liabilities                                           -                  (512,714)
        Increase in accounts payable and
          accrued liabilities                                                   731,953                 94,011
        Increase (decrease) in property taxes payable                          (508,630)                49,852
                                                                           ------------           ------------

          Net cash provided by operating activities                           1,801,183              3,527,733
                                                                           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions or improvements of property                                           -                  (374,669)
   Proceeds from sale of hotels                                              73,250,000                   -
   Establishment of trust fund                                               (2,500,000)                  -
   Proceeds from sale of furniture                                              125,398                  1,652
   Decrease in operating stock                                                   30,680                  9,200
                                                                           ------------           ------------

          Net cash provided by (used in) investing activities                70,906,078               (363,817)
                                                                           ------------           ------------

CASH FLOWS FOR FINANCING ACTIVITIES:
   Limited partner initial liquidating distribution (Note 2)                (70,000,000)                  -
   Distributions to partners from operations                                 (2,020,202)            (2,020,202)
   Payments on capital lease obligations                                        (34,374)               (89,070)
                                                                           ------------           ------------

          Net cash used in financing activities                             (72,054,576)            (2,109,272)
                                                                           ------------           ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                       652,685              1,054,644

CASH AND CASH EQUIVALENTS, beginning of period                                6,255,398              5,652,192
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                   $  6,908,083           $  6,706,836
                                                                           ============           ============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



1)  BASIS OF PRESENTATION:
    ---------------------

         On April 26, 1996, the Partnership closed the sale of its three hotel properties (its only real property assets) for a net cash sales price of $73,250,000. In connection with the sale, the limited partners approved a formal plan of liquidation. The General Partner has begun the process of winding down the affairs of the Partnership, including the liquidation and distribution of assets to the investors in accordance with the Partnership agreement and, accordingly, the accompanying financial statements have been presented on the liquidation basis of accounting. The carrying amounts of the assets at June 30, 1996, have been presented at their estimated realizable values and liabilities at their settlement amounts.

2)  DISTRIBUTION OF PARTNERSHIP ASSETS:
    ----------------------------------

         The Partnership made an initial estimated liquidating distribution aggregating $70 million to the limited partners in May 1996. The remaining balance in the limited partners' capital account as reflected in the accompanying balance sheet will be distributed to the limited partners upon liquidation of the Partnership which is expected to be completed in 1996, except for $2.5 million held in trust as discussed below. In preparing the accompanying financial statements, management has made certain assumptions and estimates related to the costs of liquidation of the Partnership and distribution of the assets that will affect the limited partners' capital account balance (and, therefore, the amount of the final liquidating distribution to the limited partners). Although management believes its estimates are reasonable, the actual distribution amounts could differ from those estimates.

3)  FUNDS HELD IN TRUST:
    -------------------

         On April 26, 1996, a trust fund of $2.5 million was established by the Partnership which will be available only to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the eighteen-month period ending October 26, 1997. If, as of October 26, 1997, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund will be disbursed to the investors. If, however, there exist disputed claims as of October 26, 1997, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than April 26, 1999 the remaining balance of the trust fund will be disbursed to the investors, and the buyer will have no further recourse as to such disputed claims.

PART I  -  FINANCIAL INFORMATION
- --------------------------------


Item 2.       Management's Discussion and Analysis of
- -------       Financial Condition and Results of Operations
              ---------------------------------------------


              Liquidity and Capital Resources

      On April 26, 1996, the Partnership closed a transaction with Starwood Lodging Trust operating through its affiliate, SLT Realty Limited Partnership (collectively, the "Buyer"), whereby the Buyer acquired fee simple title to the Partnership's three hotels located in Irving, Texas; Fort Lauderdale, Florida; and Tampa, Florida (the "Properties") from the Partnership for a cash payment to the Partnership of $73,250,000. The Buyer is not affiliated with the Partnership or its general partner, FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The sale of the Properties represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the
      Properties. In connection with the sale, the limited partners approved a plan of liquidation and the General Partner has begun the process of winding down the affairs of the Partnership, which includes the liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The Partnership made an initial liquidating distribution aggregating $70 million to the limited partners in May 1996. The liquidation of the Partnership is expected to be completed in 1996 at which time the remaining balance in the limited partners' capital account as reflected in the accompanying balance sheet will be distributed to the limited partners, except for $2.5 million held in trust as discussed below. In conjunction with the sales transaction, the investors of the Partnership also approved the payment of a fee in the amount of $982,620 to the General Partner for substantial and unanticipated services rendered to the Partnership from January 1, 1991 to the date of liquidation of the Partnership. This fee was paid to the General Partner in May 1996.

      In conjunction with the sale of the Properties, $2.5 million of the sales price was deposited in trust with a bank (the "Trust Fund"). The Trust Fund (including interest income) will be available only to satisfy claims made by the Buyer, arising from the Partnership's obligations under the sales agreement during an eighteen-month period commencing upon the sale date. If, at the end of such eighteen-month period, no claims have been made by the Buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the Trust Fund will be disbursed to the investors. If, however, there exist disputed claims at the end of such eighteen-month period, no disbursements will be made from the Trust Fund until a final decision has been reached as to all disputed claims; provided, however, that no later than three years after the acquisition of the hotels by the Buyer the remaining balance of the Trust Fund will be disbursed to the investors, and the Buyer will have no further recourse as to such disputed claims.

      The accompanying financial statements have been presented on the liquidation basis of accounting. The carrying amounts of the assets at June 30, 1996, have been presented at their estimated realizable values and liabilities at their settlement amounts. In preparing the accompanying financial statements, management has made certain assumptions and estimates related to the costs of liquidation of the Partnership and distribution of the assets that will affect the limited partners' capital account balance (and, therefore, the amount of the final liquidating distribution to the limited partners). Although management believes its estimates are reasonable, the actual distribution amounts could differ from those estimates.



              Results of  Operations

      The Partnership had 26 days of hotel operations during the quarter ended June 30, 1996 (the period) due to the sale of the hotel assets on April 26, 1996 as discussed above. Until its liquidation, the Partnership's only source of revenue will be investment interest income from temporary investments pending the dissolution of the Partnership and final distribution to the limited partners. General and administrative costs for the period include estimated costs related to the wind down and liquidation of the Partnership. The Partnership generated $1.8 million in cash from operations for the six months ended June 30, 1996, of which $1 million was paid as a distribution to partners.

      The Partnership recorded a gain during the period of $28 million on the sale of the hotels discussed above. In connection with the sale of the hotels, the Partnership paid a financial advisory firm a fee in the amount of $732,500 for their services. In addition, the Partnership paid the General Partner a $982,620 fee during the period, as discussed above, for substantial and unanticipated services rendered to the Partnership.

                     FFCA INVESTOR SERVICES CORPORATION 85-A
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1996
                          -----------------------------





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

                                   GUARANTEED HOTEL INVESTORS 1985, L.P.

                                   By  FFCA MANAGEMENT COMPANY, L.P.
                                       General Partner


                                   By  PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner


Date:    July 31, 1996                 By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 85-A



Date:    July 31, 1996                 By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, President