Form 10-Q
period 1996-09-30
GUARANTEED HOTEL INVESTORS 1985 LP; FFCA INVESTOR SERVICES CORP 85-A
filed 1996-09-30
CIK 773933, 778969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                                   ---------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                                   ------------------    -----------------------

                             Commission file number
                                     0-15771

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 85-A
- --------------------------------------------------------------------------------
               (Exact name of Co-Registrants as Specified in their
                            Organizational Documents)


          Delaware                                       86-0537905
- --------------------------------------------------------------------------------
(Partnership State of Organization)             (Partnership I.R.S. Employer
                                                    Identification Number)

          Delaware                                       86-0537910
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)            (Corporation I.R.S. Employer
                                                    Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                  85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)


Co-Registrants' telephone number including area code   (602) 585-4500
                                                       -------------------------


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


                                  Yes   X   No
                                      -----    -----

PART 1 - FINANCIAL INFORMATION
        Item 1. Financial Statements.

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                        September 30,     December 31,
                                                            1996             1995
                                                        -------------    ------------
                                                          (Note 1)
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                         $         -      $  6,255,398
      Funds held in trust (Note 2)                                -               -
      Accounts receivable, trade                                  -           718,454
      Other receivables                                           -           861,550
      Prepaids and other                                          -           412,582
                                                        -------------    ------------

             Total current assets                                 -         8,247,984
                                                        -------------    ------------

PROPERTY AND EQUIPMENT:
      Land and improvements                                       -         5,396,153
      Buildings and improvements                                  -        41,350,548
      Furniture and equipment                                     -         8,038,759
                                                        -------------    ------------
                                                                           54,785,460
      Less - Accumulated depreciation and amortization            -        (9,013,099)
                                                        -------------    ------------

                                                                  -        45,772,361
      Operating stock                                             -           337,148

                                                                  -        46,109,509
                                                        -------------    ------------

             Total assets                               $         -      $ 54,357,493
                                                        =============    ============

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
      Distribution payable to limited partners          $         -      $  1,002,104
      Payable to general partner                                  -            10,101
      Accounts payable and accrued liabilities                    -         1,724,774
      Property taxes payable                                      -           508,630
      Current portion of capital lease obligations                -           111,689
                                                        -------------    ------------

             Total current liabilities                            -         3,357,298
                                                        -------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                             -          (324,955)
      Limited partners (Note 1)                                   -        51,325,150
                                                        -------------    ------------

             Total partners' capital                              -        51,000,195
                                                        -------------    ------------

             Total liabilities and partners' capital    $         -      $ 54,357,493
                                                        =============    ============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)



                                                Three Months    Three Months    Nine Months     Nine Months
                                                   Ended           Ended          Ended            Ended
                                             9/30/96 (Note 1)     9/30/95    9/30/96 (Note 1)     9/30/95
                                             ---------------   ------------  ---------------    ------------
REVENUE:
    Room                                       $        -      $  4,171,739    $  7,520,812     $ 13,857,553
    Food and beverage                                   -           466,419         792,450        2,149,271
    Other revenue                                   195,295       1,186,930       1,153,161        2,147,607
                                               ------------    ------------    ------------     ------------

                                                    195,295       5,825,088       9,466,423       18,154,431
                                               ------------    ------------    ------------     ------------

EXPENSES:
    Property operating costs and expenses               -         1,641,869       2,309,881        5,473,020
    General and administrative                          -           663,244       2,608,831        2,337,459
    Advertising and promotion                           -           513,995         733,503        1,648,739
    Utilities                                           -           298,084         382,011          885,526
    Repairs and maintenance                             -           268,573         321,719          812,917
    Taxes and insurance                                 -           409,644       1,450,423        1,261,815
    Interest expense and other                          -            28,659          29,723           87,856
    Depreciation and amortization                       -           608,440         623,395        1,841,023
    Loss on disposition of property                     -            59,742          52,120           62,709
                                               ------------    ------------    ------------     ------------

                                                        -         4,492,250       8,511,606       14,411,064
                                               ------------    ------------    ------------     ------------

NON OPERATING INCOME (EXPENSE):
    Gain on sale of hotels (Note 1)                     -               -        28,003,339              -
    General partner fee                                 -               -          (982,620)             -
    Financial advisory fee                              -               -          (732,500)             -
                                               ------------    ------------    ------------     ------------

                                                        -               -        26,288,219              -
                                               ------------    ------------    ------------     ------------

NET INCOME                                     $    195,295    $  1,332,838    $ 27,243,036     $  3,743,367
                                               ============    ============    ============     ============


NET INCOME ALLOCATED TO:
    General partner                            $      1,953    $     13,328    $    272,430     $     37,434
    Limited partners                                193,342       1,319,510      26,970,606        3,705,933
                                               ------------    ------------    ------------     ------------

                                               $    195,295    $  1,332,838    $ 27,243,036     $  3,743,367
                                               ============    ============    ============     ============

NET INCOME PER LIMITED
    PARTNERSHIP UNIT (based on
    200,000 units held by limited partners)            $.97           $6.60         $134.85          $18.53
                                                       ====           =====         =======          =======

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)




                                                                  Limited Partners
                                              General       ----------------------------
                                              Partner          Number                           Total
                                              Amount          of Units        Amount            Amount
                                           ------------     ------------    ------------     ------------
BALANCE, December 31, 1995                 $   (324,955)         200,000    $ 51,325,150     $ 51,000,195

      Net income                                272,430              -        26,970,606       27,243,036

      General partner contribution
          of deficit in capital account          62,626              -               -             62,626

      Distribution to partners
          from operations                       (10,101)             -        (1,000,000)      (1,010,101)

      Initial liquidating distribution
          to limited partners (Note 1)              -                -       (70,000,000)     (70,000,000)

      Liquidating distribution
          to limited partners (Note 1)              -                -        (4,795,656)      (4,795,656)

      Distribution to trust (Note 2)                -                -        (2,500,000)      (2,500,000)

      Return of the assignor
          limited partner's initial
          capital contribution                      -                -              (100)            (100)
                                           ------------     ------------    ------------     ------------

BALANCE, September 30, l996                $        -            200,000    $        -       $        -
                                           ============     ============    ============     ============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                                     1996             1995
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 27,243,036     $  3,743,367
   Adjustments to net income:
      Depreciation and amortization                                   623,395        1,841,023
      Gain on sale of hotels                                      (28,003,339)             -
      Loss on disposition of property                                  52,120           62,709
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable, trade             718,454          (21,002)
        Decrease (increase) in other receivables                      890,701         (860,756)
        Decrease in prepaids and other                                412,582          360,679
        Decrease in disputed liabilities                                  -         (1,112,714)
        Increase (decrease) in accounts payable
          and accrued liabilities                                  (1,802,089)          60,984
        Increase (decrease) in property taxes payable                (508,630)         405,352
                                                                 ------------     ------------

          Net cash provided by (used in) operating activities        (373,770)       4,479,642
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions or improvements of property                                  -         (1,020,288)
   Proceeds from sale of hotels                                    73,250,000              -
   Proceeds from sale of furniture                                    125,398           16,593
   Decrease in operating stock                                         30,680           16,277
                                                                 ------------     ------------

          Net cash provided by (used in) investing activities      73,406,078         (987,418)
                                                                 ------------     ------------

CASH FLOWS FOR FINANCING ACTIVITIES:
   Limited partner liquidating distributions (Note 1)             (74,795,656)             -
   Distributions to partners from operations                       (2,020,202)      (3,030,303)
   Distribution to trust                                           (2,500,000)             -
   General partner contribution of deficit in
      capital account                                                  62,626              -
   Return of assignor limited partner's initial
      capital contribution                                               (100)             -
   Payments on capital lease obligations                              (34,374)        (136,105)
                                                                 ------------     ------------

          Net cash used in financing activities                   (79,287,706)      (3,166,408)
                                                                 ------------     ------------

NET INCREASE (DECREASE)  IN CASH
   AND CASH EQUIVALENTS                                            (6,255,398)         325,816

CASH AND CASH EQUIVALENTS, beginning of period                      6,255,398        5,652,192
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                         $        -       $  5,978,008
                                                                 ============     ============

                      GUARANTEED HOTEL INVESTORS 1985, L.P.
                (A LIMITED PARTNERSHIP IN PROCESS OF LIQUIDATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



1)  BASIS OF PRESENTATION AND DISTRIBUTION OF PARTNERSHIP ASSETS:

         On April 26, 1996, the Partnership closed the sale of its three hotel properties (its only real property assets) for a net cash sales price of $73,250,000. In connection with the sale, the limited partners approved a formal plan of liquidation. The General Partner has concluded the affairs of the Partnership, including the liquidation and distribution of assets to the investors in accordance with the Partnership agreement and, on September 30, 1996, the Partnership filed its certificate of dissolution. Investors in the Partnership ceased to be limited partners upon dissolution of the Partnership and instead, they became beneficiaries of the trust accounts referred to below.

         The Partnership made an initial liquidating distribution aggregating $70 million to the limited partners in May 1996. On September 30, 1996, the Partnership made an additional liquidating distribution to the limited partners aggregating approximately $4.8 million. The remaining unrestricted cash totaling $1 million has been transferred to a trust (separate, and in addition to, the Funds Held in Trust discussed in Note 2 below) to be used to pay the remaining accounts payable and accrued liabilities outstanding upon dissolution of the Partnership. These liabilities relate primarily to estimates of potential tax assessments which may result from the final Florida and Texas sales tax audits of the hotels. Management believes its estimates are reasonable; however the actual liabilities may be less than the amounts reported; therefore, any amounts remaining in the trust after all liabilities have been settled (including interest thereon) will be distributed to the investors upon liquidation of the trust.


2)  FUNDS HELD IN TRUST:

         On April 26, 1996, a trust fund of $2.5 million was established by the Partnership which will be available only to satisfy claims made by the buyer, arising from the Partnership's obligations under the sales agreement during the eighteen-month period ending October 26, 1997. If, as of October 26, 1997, no claims have been made by the buyer or if final decisions have been rendered for all disputed claims, the remaining balance of the trust fund (including interest thereon) will be disbursed to the investors. If, however, there exist disputed claims as of October 26, 1997, no disbursements will be made from the trust fund until a final decision has been reached as to all disputed claims; provided, however, that no later than April 26, 1999 the remaining balance of the trust fund will be disbursed to the investors, and the buyer will have no further recourse as to such disputed claims. As of September 30, 1996, there have been no claims made by the buyer.

PART I  -  FINANCIAL INFORMATION
- --------------------------------


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------


              Liquidity and Capital Resources

      On April 26, 1996, the Partnership closed a transaction with Starwood Lodging Trust operating through its affiliate, SLT Realty Limited Partnership (collectively, the "Buyer"), whereby the Buyer acquired fee simple title to the Partnership's three hotels located in Irving, Texas; Fort Lauderdale, Florida; and Tampa, Florida (the "Properties") from the Partnership for a cash payment to the Partnership of $73,250,000. The Buyer is not affiliated with the Partnership or its general partner, FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). The sale of the Properties represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the
      Properties. In connection with the sale, the limited partners approved a plan of liquidation and the General Partner has concluded the affairs of the Partnership, which includes the liquidation and distribution of assets to the investors in accordance with the Partnership agreement and filed a certificate of dissolution of the Partnership on September 30, 1996. The Partnership made an initial liquidating distribution aggregating $70 million to the limited partners in May 1996. On September 30, 1996, the Partnership made an additional liquidating distribution to the limited partners aggregating $4.8 million. The remaining unrestricted cash totaling $1 million has been transferred to a trust (separate, and in addition to, the Trust Fund discussed below) to be used to pay the remaining accounts payable and accrued liabilities outstanding upon dissolution of the Partnership. These liabilities relate primarily to estimates of potential tax assessments which may result from the final Florida and Texas sales tax audits of the hotels. Management believes its estimates are reasonable; however the actual liabilities may be less than the amounts reported; therefore, any amounts remaining in the trust after all liabilities have been settled (including interest thereon) will be distributed to the investors upon liquidation of the trust. In conjunction with the sales transaction, the investors of the Partnership also approved the payment of a fee in the amount of $982,620 to the General Partner for substantial and unanticipated services rendered to the Partnership from January 1, 1991 to the date of liquidation of the Partnership. This fee was paid to the General Partner in May 1996.

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


              Results of Operations

      The Partnership had no hotel operations during the quarter ended September 30, 1996 (the quarter) due to the sale of the hotel assets on April 26, 1996 as discussed above, as compared to a full quarter of hotel operations for the same period of the prior year. During the quarter, the Partnership's only source of revenue was investment interest income from temporary investments pending the dissolution of the Partnership and final distribution of cash to the limited partners on September 30, 1996. General and administrative costs for the nine months ended September 30, 1996 include costs related to the wind-down and liquidation of the Partnership.

PART II  -  OTHER INFORMATION
- -----------------------------




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) For electronic filing purposes only, this report contains the following exhibits filed as part of this Form 10-Q with the Securities and Exchange Commission. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

              Exhibit No.                  Description
              -----------                  -----------

                  27                       Financial Data Schedule

                  10.13                    Second Liquidating  Trust and  Escrow
                                           Agreement

(b) During the quarter covered by this report, the Partnership did not file any reports on Form 8-K.

                     FFCA INVESTOR SERVICES CORPORATION 85-A


                       BALANCE SHEET - SEPTEMBER 30, 1996





                                     ASSETS


Cash                                                                       $ -
Investment in Guaranteed Hotel Investors 1985, L.P., at cost                 -
                                                                           ----
                  Total Assets                                               -
                                                                           ====


                                    LIABILITY

Payable to Parent                                                          $ -


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
    issued and outstanding                                                   -
                                                                           ----
                  Liability and Stockholder's Equity                       $ -
                                                                           ====




Note: FFCA Investor Services Corporation 85-A (85-A) was organized on June 28, 1985 to act as the assignor limited partner in Guaranteed Hotel Investors 1985, L.P. (GHI-85). Other than to serve as assignor limited partner, 85-A had no other business purpose and did not engage in any other activity or incur any debt. Simultaneous with the filing of GHI's certificate of dissolution on September 30, 1996; 85-A filed its certificate of dissolution.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GUARANTEED HOTEL INVESTORS 1985, L.P.

                                By FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP General Partner


                                By  PERIMETER CENTER MANAGEMENT COMPANY
                                    Corporate General Partner


   Date:    September 30, 1996       By /s/ John R. Barravecchia
                                ---------------------------------------------
                                John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 85-A



    Date:    September 30, 1996        By /s/ John R. Barravecchia
                                    --------------------------------------------
                                    John R. Barravecchia, President

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

  10.13               Second Liquidating Trust and Escrow
                      Agreement